Form 10-Q
period 1995-04-01
GANDER MOUNTAIN INC
filed 1995-05-16
CIK 789598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended April 1, 1995                Commission File Number 0-14579



                             Gander Mountain, Inc.
             (Exact name of registrant as specified in its charter)


         Wisconsin                                        39-1742710
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                P.O. Box 128, Highway W, Wilmot, Wisconsin 53192
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   414-862-2331

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X         No
                               -----          -----

On April 1, 1995, there were outstanding 3,247,193 shares of the Registrant's $.01 par value common stock.

                             GANDER MOUNTAIN, INC.

                                   FORM 10-Q

                                 APRIL 1, 1995


                                  REPORT INDEX




                                                                          PAGE

PART I - FINANCIAL INFORMATION


Consolidated Statements of Operations for the Thirteen
  Weeks Ended April 1, 1995 and April 2, 1994  . . . . . . . . . . . . .   3

Consolidated Statements of Operations for the Thirty-Nine
  Weeks Ended April 1, 1995 and April 2, 1994  . . . . . . . . . . . . .   4

Consolidated Balance Sheets at April 1, 1995
  and July 2, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the Thirty-Nine
  Weeks Ended April 1, 1995 and April 2, 1994  . . . . . . . . . . . . .   6

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . .   7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations  . . . . . . . . . . . . . . . . .  11


PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .  14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                             GANDER MOUNTAIN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                                                            (Unaudited)
                                                                         Thirteen Weeks Ended
                                                                      ----------------------------
                                                                    April 1,              April 2,
                                                                      1995                  1994
                                                                    --------              --------
Net sales                                                        $  43,355              $ 40,534
Cost of goods sold                                                  30,598                28,005
                                                                  --------               -------

      Gross Profit                                                  12,757                12,529

Selling, general and administrative expenses                        19,605                14,126
Special charge (See Note 2)                                         11,510                     -
                                                                  --------               -------

Loss from operations                                              ( 18,358)              ( 1,597)
                                                                  --------               -------

Other Expense:
      Net interest expense                                           1,110                   510
      Other - net                                                      343                   113
                                                                  --------               -------
                                                                     1,453                   623
                                                                  --------               -------
Loss before income taxes                                          ( 19,811)              ( 2,220)

Income tax benefit                                                (  7,689)              (   888)
                                                                  --------               -------

      Net Loss                                                   $( 12,122)             $( 1,332)
                                                                  ========               =======

Earnings (loss) per share: (See Note 4)
      Primary                                                    $(   3.82)             $(  0.46)
                                                                  ========               =======

      Fully diluted                                              $(   3.82)             $(  0.46)
                                                                  ========               =======




The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                                               (Unaudited)
                                                                         Thirty-Nine  Weeks Ended
                                                                       -----------------------------
                                                                       April 1,               April 2,
                                                                         1995                   1994
                                                                       --------               --------
Net sales                                                            $ 243,895              $ 196,963
Cost of goods sold                                                     164,515                132,535
                                                                       ------               ---------
    Gross profit                                                        79,380                 64,428

Selling, general and administrative expenses                            75,029                 57,403
Special charge (See Note 2)                                             11,510                      -
                                                                       -------              ---------
Income (loss) from operations                                         (  7,159)                 7,025
                                                                       -------              ---------

Other expense:
    Net interest expense                                                 2,928                  1,629
    Other - net                                                            503                    242
                                                                       -------              ---------
                                                                         3,431                  1,871
                                                                       -------              ---------
Income (loss) before income taxes                                     ( 10,590)                 5,154

Income tax provision (benefit)                                        (  3,936)                 2,055
                                                                       -------              ---------

Income (loss) before cumulative effect of a
    change in accounting principle                                    (  6,654)                 3,099

Cumulative effect of change in accounting
    principle (See Note 6)                                                   -                    120
                                                                       -------              ---------

    Net income (loss)                                                $(  6,654)             $   3,219
                                                                       =======              =========

Earnings (loss) per share: (See Note 4)
    Primary:
       Income (loss) per share before cumulative effect
       of a change in accounting principle                           $(   2.32)             $    0.92
       Per share cumulative effect of change in
       accounting principle                                                  -                   0.04
                                                                       -------              ---------
Net income (loss) per common share                                   $(   2.32)             $    0.96
                                                                       =======              =========
    Fully diluted:
       Income (loss) per share before cumulative effect
       of a change in accounting principle                           $(   2.32)             $    0.89
       Per share cumulative effect of change in
       accounting principle                                                  -                   0.03
                                                                       -------              ---------
Net income (loss) per common share                                   $(   2.32)             $    0.92
                                                                       =======              =========

The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  (Unaudited)
                                                                          ----------------------------
                                                                           April 1,           July  2,
                                                                             1995               1994
                                                                           -------            -------
ASSETS
- - ------
Current assets:
    Cash                                                              $     2,924          $    2,337
    Accounts receivable                                                     8,875               7,091
    Refundable income taxes                                                 1,121               2,210
    Inventories                                                            85,866              68,967
    Prepaid catalog expenses                                                5,733              14,526
    Other assets                                                              393                 917
                                                                       ----------           ---------
                                                                          104,912              96,048
                                                                       ----------           ---------
Property and equipment:
    Projects in progress                                                    7,978               5,504
    Land and building                                                      18,488              18,486
    Furniture and equipment                                                20,587              20,842
                                                                       ----------           ---------
                                                                           47,053              44,832
    Less: Accumulated depreciation                                     (   14,822)         (   11,459)
                                                                       ----------           ---------
                                                                           32,231              33,373
                                                                       ----------           ---------
    Intangible assets - net                                                   682                 835
                                                                       ----------           ---------
                                                                      $   137,825          $  130,256
                                                                       ==========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
    Accounts payable                                                  $    18,986          $   23,218
    Notes payable to bank                                                  54,750              33,868
    Current portion of long-term obligations                                  900               2,400
    Deferred income taxes                                                      50               2,597
    Other current liabilities                                               7,192               4,673
                                                                       ----------           ---------
                                                                           81,878              66,756
                                                                       ----------           ---------
Long-term obligations                                                      19,500              18,400
                                                                       ----------           ---------
Deferred income taxes                                                       1,677               3,373
                                                                       ----------           ---------
Preferred redeemable stock                                                 20,000              20,000
                                                                       ----------           ---------
Shareholders' equity:
    Class B preferred stock                                                     -                   -
    Common stock                                                               32                  32
    Additional paid-in capital                                             13,031              12,653
    Retained earnings                                                       2,807              10,292
    Less notes receivable from stockholders                             (   1,100)          (   1,250)
                                                                       ----------           ---------
                                                                           14,770              21,727
                                                                       ----------           ---------
                                                                      $   137,825          $  130,256
                                                                       ==========           =========

The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                (Unaudited)
                                                                            Thirty-Nine Weeks Ended
                                                                          ----------------------------
                                                                           April 1,           April 2,
                                                                              1995               1994
                                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $(  6,654)        $   3,219

Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
    Cumulative effect of change in accounting principle                          -          (    120)
    Depreciation and amortization                                            3,709             2,594
    Deferred income taxes                                                 (  1,696)            1,320
    Special charge                                                          11,510                 -

Changes in operating assets and liabilities
    Accounts receivable                                                   (  2,284)         (  3,316)
    Refundable income taxes                                                  1,089               476
    Inventories                                                           ( 21,399)         (  8,835)
    Prepaid catalog expenses                                                 8,793             7,811
    Accounts payable                                                      (  4,232)         ( 12,857)
    Short term deferred taxes                                             (  2,547)              181
    Other                                                                    1,588          (  1,298)
                                                                           -------          --------
    Cash used by operating activities                                     ( 12,123)         ( 10,825)
                                                                           -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                          (  7,475)         (  7,982)
                                                                           -------          --------
    Cash used for investing activities                                    (  7,475)         (  7,982)
                                                                           -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from line of credit agreements                             20,882             7,560
    Net repayments on and proceeds
    from long-term obligations                                            (    400)            1,931
    Proceeds from sale of preferred stock                                        -            10,000
    Cash dividends on preferred stock                                     (    825)         (    125)
    Notes receivable from stockholders                                         250                50
    Exercised stock options                                                    278               169
                                                                           -------          --------

    Cash provided by financing activities                                   20,185            19,585
                                                                           -------          --------

INCREASE IN CASH                                                               587               778
CASH BEGINNING OF PERIOD                                                     2,337             1,312
                                                                           -------          --------

CASH END OF PERIOD                                                       $   2,924         $   2,090
                                                                           =======          ========


The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The consolidated financial statements for the interim periods are unaudited. However, these consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals and disclosures which, in the opinion of management, are necessary for a fair presentation. Changing economic conditions and seasonality of the business may have a significant impact on the operating results. As a consequence, the statements of operations for any interim period are not necessarily indicative of the results that can be expected for the entire year.

  Certain reclassifications may have been made to the fiscal 1994 consolidated financial statements presented herein to conform to the presentation for fiscal 1995. For more complete financial information, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the applicable notes that appear in the Company's 1994 Annual Report to Shareholders.

  Certain of these notes are presented below to provide more current financial information.

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  The significant accounting policies as previously presented in the Company's 1994 Annual Report to Shareholders are consistent with those policies in existence as of April 1, 1995.

  NOTE 2 - SPECIAL CHARGE
  During the third quarter of fiscal 1995, the Company incurred a significantly larger than planned loss from its catalog operations, primarily from the under performance of its Spring, 1995 catalogs. After identifying the issues giving rise to this under performance, the Company has made several changes, including personnel and process changes, within its catalog operations to improve future profitability. Additionally, the Company has decided to slow the growth in its catalog operations to allow it to better focus on improving profitability within this unit, while at the same time allowing it to invest in its retail operations. The implementation of these changes has resulted in a $11.5 million special charge. The special charge is comprised of the following:


                                                                 ($ in millions)
                                                              ---------------------
       Abandonment of internally developed software                   $     5.0
       Aged inventory write-off                                             4.5
       Other catalog charges                                                2.0
                                                                       --------
                                                Total                 $    11.5
                                                                        =======

  Abandonment of Software
  During the past several years, the Company has been developing an information system to be used principally in its catalog operations (Denali). During final testing, the order management module of this system failed system stress tests. In connection with the decision to slow the growth of its catalog operations, the Company decided to discontinue the development of this module rather than to invest additional funds to correct the identified problems. The write-off of this module resulted in a $5.0 million charge. The Company will continue to use its existing catalog order management software which is now considered to be adequate given the slower growth anticipated for the catalog operations.

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  Aged Inventory Write-Off
  In connection with its new catalog strategies, the Company has redefined the manner in which it determines aged inventory and adopted a more aggressive approach to reducing inventory buildups. As a result, the Company incurred a charge of $4.5 million relating primarily to apparel products discontinued in the Company's regular catalog operations. This charge includes an amount of $2.6 million representing those costs specifically related to the disposal of the aged inventory including costs to produce special clearance catalogs, catalog inserts and fulfillment costs.

  Other Catalog Charges
  The following charges were incurred as a result of other organization and process changes made in the Company's catalog operations:

                                                       (in millions)
                                                    -------------------
     Severance costs                                     $    1.0
     EZ pay program                                           0.5
     Other                                                    0.3
     Joint ventures                                           0.2
                                                           ------
                                  Total                  $    2.0
                                                          =======

  The severance costs result from the termination of three catalog executives, seven information technology associates and from a reserve for a new compensation agreement with the Acting Chief Executive Officer. The severance cost charge includes an amount for fringe benefits.

  The $0.5 million EZ pay program charge is to increase the company's consumer financing program bad debt reserve in light of increasing bad debt experience and related corporate strategic initiatives.

  The Company entered into two catalog joint ventures during fiscal 1994. Management has decided to terminate these ventures and has written-off the costs (principally internally generated software costs) associated with the joint ventures.

  NOTE 3 - BORROWING ARRANGEMENTS
  On November 23, 1994, the Company entered into an agreement for a new amended and restated bank credit facility which replaced the previous facility. The credit facility encompasses a short-term working capital revolving line and a long-term facility.

  Revolving Line of Credit -
  The Company's $80 million revolving line of credit is used for working capital needs and letters of credit. This revolving line of credit includes an incremental seasonal working capital line of credit; the actual availability on this facility is $70 million from December 1 until June 30 of each fiscal year and increases to $80 million from July 1 to November 30 of each fiscal year. As of April 1, 1995, $54.8 million ($59.9 million including $5.1 million letters of credit) was outstanding at interest rates ranging from 7.435% to 9.000%. As of May 15, 1995, use of the revolving line of credit had increased to $60.3 million ($66.0 million including $5.7 million letters of credit) of the $70.0 million revolver currently available.

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  Long-term Obligations -
  The term loan of $20.0 million from the banks is used for long-term needs. Beginning March 1, 1996, the loan requires quarterly payments of principal and interest until maturity on December 31, 2000. At April 1, 1995, $20.0 million was outstanding against the term loan at an interest rate of 7.685%.

  The line of credit and term loan facilities are secured by substantially all assets of the Company. All borrowings are also subject to various covenants. The most restrictive covenants require minimum levels of tangible net worth and profitability, a minimum current ratio and a maximum level of total liabilities to tangible net worth. Due to the special charge of $11.5 million disclosed above, the Company breached several financial covenants in its credit agreement. The Company and its lenders signed a waiver agreement pursuant to which the banks waived these financial covenant defaults until June 15, 1995. While there can be no assurance with respect to permanently curing these financial covenant defaults, management believes it will successfully negotiate an amended credit facility containing revised financial covenants which will enable the Company to avoid any potential short-term liquidity problems as a result of these financial defaults (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources").

  NOTE 4 - EARNINGS PER SHARE
  Primary earnings per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. Net income has been adjusted for dividends on the Series A Redeemable Preferred Stock. Fully diluted earnings per share amounts reflect the maximum dilution that would result from conversion of the Series A Redeemable Preferred Stock and exercise of stock options.


                                                Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                --------------------               -------------------------
                                                April 1,      April 2,             April 1,         April 2,
                                                    1995         1994                  1995             1994
                                                --------      -------              --------         --------
  Net income (loss) as reported                $(12,122)     $( 1,332)             $(6,654)        $  3,219
      Preferred dividends                       (   278)      (   139)              (  831)         (   154)
                                                -------       -------               ------          -------
      Primary income (loss)                     (12,400)      ( 1,471)              (7,485)           3,065

  Assumed conversions:
      Preferred dividends eliminated                278           139                  831              154
                                                -------       -------               ------         --------
      Fully diluted income (loss)              $(12,122)     $( 1,332)             $(6,654)        $  3,219
                                                =======       =======               ======         ========

  Average number of common shares:
      Primary                                     3,243         3,192                3,229            3,192
                                                =======       =======               ======         ========
      Fully diluted                               3,243         3,192                3,229            3,491
                                                =======       =======               ======         ========

                             GANDER MOUNTAIN, INC.


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 5 - SERIES A REDEEMABLE PREFERRED STOCK
  In fiscal year 1994, the Company entered into a Preferred Stock Purchase Agreement with GS Capital Partners, L.P., and certain other affiliates of the Goldman Sachs Group, L.P. (the "GS Investors"). Pursuant to this agreement, the Company issued and sold to GS Investors 200,000 shares of Series A Redeemable, Cumulative, Convertible, Exchangeable Preferred Stock ("Series A Redeemable Preferred Stock") at a purchase price of $100 per share. The Series A Redeemable Preferred Stock bears a 5 1/2% dividend and is exchangeable at the Company's option for subordinated notes. Either the Series A Redeemable Preferred Stock or the subordinated notes may be converted into common stock at an initial conversion price of $13.75 per share at the option of the GS Investors. Both the Series A Redeemable Preferred Stock and the subordinated notes carry voting rights on an as-converted basis with outstanding common stock and have mandatory redemption in years 2004 and 2005.


  NOTE 6 - INCOME TAXES
  Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". The Company reported the cumulative effect of that change in the method of accounting for income taxes in the first quarter of fiscal 1994. Under the asset and liability approach prescribed by FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The cumulative effect of adopting FAS 109 resulted in an increase in net income of $120,000 or $0.04 per common share.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS


  COMPARISON OF THIRD QUARTER FISCAL 1995 TO THIRD QUARTER FISCAL 1994
  Total Company net sales increased $2.8 million or 7% to $43.4 million for the thirteen weeks ended April 1, 1995 from $40.6 million for the same quarter in the prior year. Catalog net sales decreased 7% to $27.3 million compared to $29.5 million during the prior year quarter. The decrease in catalog sales is due primarily to an unfavorable assortment mix and more competitive pricing in the Spring General catalog and poor in-stock condition of the January Sale catalog.

  Retail net sales increased 45% to $16.0 million compared to $11.1 million reported in the third quarter of fiscal 1994. The increase in sales resulted partially from the addition of new retail stores in Flint and Utica, Michigan and Merrillville, Indiana. Also, on a comparable basis, Gander Mountain's retail stores in business more than one year had sales increases of 3.0% versus 12.2% in the prior period. Sales from all 11 retail stores continue to reflect strong customer acceptance.

  During the quarter, gross profit increased $0.2 million or 2% over the same period last year. The gross profit increase is attributable to the higher sales volume, offset by slightly lower gross margin rates. Catalog gross profit decreased $1.4 million to $7.9 million while retail gross profit increased $1.6 million to $4.9 million. The Company's gross profit margin for the thirteen weeks ended April 1, 1995 was 29.4% compared to 30.9% for the same period last year. Catalog gross profit margins decreased to 28.9% in the third quarter of fiscal 1995 from 31.6% in the prior year quarter while retail gross profit margins increased slightly from 29.0% to 30.3% for the same period.

  Operating expenses for the quarter were $19.6 million or 39% greater than in the third quarter of fiscal 1994. Increases in operating expenses resulted principally from increased catalog production expenses, higher retail operating expenses as a result of three additional stores, increased general and administrative expenses, and store pre-opening expenses increasing $0.6 million to $0.7 million. As a percentage of net sales, operating costs increased from 35% to 45%.

  The Company incurred a non-recurring special charge of $11.5 million during the third quarter of fiscal 1995. The special charge is comprised of $5.0 million for the Company's abandonment of certain internally developed software, $4.5 million for the write-off of certain aged inventory and $2.0 million for other catalog charges. (See Note 2 to the Company's Notes to the Unaudited Consolidated Financial Statements).

  Other expense for the quarter was $1.5 million or 133% above prior year results. The increase is due primarily to higher interest costs associated with the increased borrowings against the Company's short term line of credit and term loan. The increase in borrowings is a direct result of increased inventory levels to service the three additional retail stores and the soft sales incurred by the spring catalogs.

  The effective tax rate for the third quarter of fiscal 1995 decreased to 38.8% from 40.0% in the third quarter of fiscal 1994.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


  COMPARISON OF FIRST THIRTY-NINE WEEKS OF FISCAL 1995 TO FIRST THIRTY-NINE WEEKS OF FISCAL 1994 Total Company net sales increased $46.9 million or 24% to $243.9 million for the thirty-nine weeks ended April 1, 1995 from $197.0 million for the same period in the prior year. Catalog net sales increased 17% to $173.4 million compared to $148.4 million during the prior year. Additional catalog pages, promotional activity and higher average orders contributed to the sales increase, offset by soft sales in the Spring General and January Sale catalogs.

  Retail net sales increased 45% to $70.5 million compared to $48.6 million reported in the first thirty-nine weeks of fiscal 1994. The increase in sales resulted predominantly from the addition of new retail stores in Flint and Utica, Michigan and Merrillville, Indiana. Also, on a comparable basis, Gander Mountain's retail stores in business more than one year had sales increases of 6.5% versus 9.8% in the prior period. The increase is attributable to higher average customer purchases and continued strong customer acceptance.

  During the first thirty-nine weeks of fiscal 1995, gross profit increased $15.0 million or 23% over the same period last year. The gross profit increase is attributable to the higher sales volume. Catalog gross profit increased $7.6 million to $56.9 million while retail gross profit increased $7.3 million to $22.4 million. The Company's gross profit margin for the thirty-nine weeks ended April 1, 1995 and April 2, 1994 was 32.5% and 32.7%, respectively. Catalog gross profit margins decreased from 33.2% in fiscal 1994 to 32.8% in fiscal 1995, while retail gross profit margins increased from 31.1% in the first three quarters of fiscal 1994 to 31.8% in fiscal 1995.

  Operating expenses for the first three quarters of fiscal 1995 were $75.0 million or 31% greater than in the same period of fiscal 1994. Increases in operating expenses resulted principally from increased catalog production and labor expenses needed to service the higher sales volume and store pre-opening expenses increasing $0.7 million to $1.0 million. As a percentage of net sales, operating costs increased from 29.1% to 30.8%.

  Other expense was $3.4 million or 83% above prior year results. The increase is due to higher interest costs associated with the increased borrowings against the Company's short term line of credit and term loan and higher interest rates. The increase in borrowings is a direct result of increased inventory levels.

  The effective tax rate for the first three quarters of fiscal 1995 decreased to 37.2% from 39.9%.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES


  The Company's primary on-going cash requirements are for inventory purchases, catalog expenses and capital expenditures in connection with the Company's retail expansion program. The Company meets these cash requirements through retention of funds generated from operations and borrowings against a short-term revolver which has $70 million of available capital from December 1 until June 30 of each fiscal year and $80 million of available capital from July 1 to November 30 of each fiscal year. The Company also has a term loan of $20 million and utilizes vendor financing through trade payables to service ongoing financial obligations. At April 1, 1995, $54.8 million ($59.9 million including $5.1 million outstanding letters of credit) was outstanding on the revolving line of credit and $20 million was outstanding on the term loan. As of May 15, 1995, use of the revolving line of credit had increased to $60.3 million ($66.0 million including $5.7 million letters of credit) of the $70.0 million revolver currently available. The Company currently believes that cash flow from operations and borrowings under the current credit line are sufficient to meet projected cash needs for the remainder of the calendar year. In addition, the Company is currently evaluating its financial alternatives to provide for additional long-term capital. While the Company's current financial projections indicate it will be able to meet its short-term financial obligations in a timely manner, an unexpected contingency in the business could create a need for additional short-term capital.

  Due to the special charge of $11.5 million disclosed above, the Company breached several financial covenants in its credit agreement. The Company and its lenders signed a waiver agreement pursuant to which the banks waived these financial covenant defaults until June 15, 1995. While there can be no assurance with respect to permanently curing these financial covenant defaults, management believes it will successfully negotiate an amended credit facility containing revised financial covenants which will enable the Company to avoid any potential short-term liquidity problems as a result of these financial defaults (See "Notes to Unaudited Consolidated Financial Statements-Note 3-Borrowing Arrangements").

  The Company's accounts receivable rose from $5.1 million at April 2, 1994 to $8.9 million at April 1, 1995, due to continued acceptance of the Company's deferred payment plan and increased sales volume. The plan generally allows customers to purchase and pay for merchandise in equal installments over a 3 to 5 month period, interest free.

  The Company's inventories rose from $62.2 million at April 2, 1994 to $85.9 million at April 1, 1995 to support the increased sales volume including stocking of three new retail stores opened in fiscal 1995, Company efforts to improve serviceability and the stocking of four additional retail stores scheduled to be opened in the fourth quarter of fiscal 1995.

  The Company's accounts payable increased from $17.5 million at April 2, 1994 to $19.0 million at April 1, 1995 due to the increase in inventory levels and increased vendor financing.

  Capital expenditures for the thirty-nine weeks ended April 1, 1995 were $7.5 million compared with $8.0 million for the thirty-nine weeks ended April 2, 1994. The decrease is a result of higher infrastructure expenditures in the first three quarters of fiscal 1994. The current year expenditures are primarily the result of leasehold improvements associated with the openings of three retail stores in the Company's third quarter and the anticipated opening of four retail stores in the Company's fourth quarter.

                                  SEASONALITY

  The Company's business is seasonal with greater revenues historically being generated during the first half of the fiscal year. As a result, revenues for the thirty-nine week period ending April 1, 1995 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

                           PART II OTHER INFORMATION


  ITEM 1.   LEGAL PROCEEDINGS

        Not applicable to the Company at April 1, 1995


  ITEM 2.   CHANGES IN SECURITIES

        Not applicable to the Company at April 1, 1995


  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        Not applicable to the Company at April 1, 1995


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable to the Company at April 1, 1995


  ITEM 5.    OTHER INFORMATION

        Not applicable to the Company at April 1, 1995


  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Exhibit Number               Description

             10.1 Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference)

        (b)  Form 8-K

             On April 6, 1995, the Company filed a report on Form 8-K under
             Item 5, reporting that it anticipated posting a net loss for its fiscal year ending July 1, 1995 and was considering a non-recurring charge for such fiscal year.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Gander Mountain, Inc.



  Date:     May 15, 1995                      By: /s/ Kenneth C. Bloom
       ---------------------------                -----------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer