Form 10-K
period 1995-06-01
GANDER MOUNTAIN INC
filed 1995-09-29
CIK 789598

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 1995            Commission file number 0-14579

                            Gander Mountain, Inc.
           (Exact name of registrant as specified in its charter)

          Wisconsin                                       39-1742710
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              P.O. Box 128, Highway W, Wilmot, Wisconsin 53192
                  (Address of principal executive offices)

Registrant's telephone number including area code:  (414) 862-2331

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
Title of each class                                   which registered
       NA                                                   N/A

Securities registered pursuant to Section 12(g) of the Act:

                     Voting Common Stock, $.01 Par Value
                              (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 25, 1995 was approximately $34,830,871 (based upon closing price of the Common Stock).

        On September 29, 1995, there were outstanding 3,242,851 shares of the Registrant's $.01 par value common stock and 200,000 shares of the registrant's $.10 par value Series A Redeemable Cumulative Convertible Exchangeable Preferred Stock.

Exhibit Index appears on pages 33 through 35.

                                    PART I
Item 1.  Business

Introduction

        Gander Mountain, Inc. (the "Company" or "Gander Mountain") is a specialty merchandiser of hunting, fishing, camping and hiking equipment sold through mail order catalogs and a network of retail stores. The Company was initially incorporated under the laws of the State of Delaware in 1984. In November, 1992 the Company changed its state of incorporation to Wisconsin.
The Company operates under three entities; Gander Mountain, the parent corporation, and two wholly-owned subsidiaries, GMO, Inc. and GRS, Inc. Gander Mountain provides merchandising, fulfillment and general and administrative services for GMO, Inc. and GRS, Inc. GMO, Inc. manages the catalog business while GRS, Inc. manages the retail business. Gander Mountain has a corporate office, phone center, distribution center and clearance store in Wilmot, Wisconsin, a secondary phone center in Racine, Wisconsin and a seasonal warehouse in Kenosha, Wisconsin. GMO, Inc. operates out of the Gander Mountain, Inc. corporate offices. GRS, Inc. operated fifteen retail stores at July 1, 1995, located in Wisconsin, Minnesota, Indiana and Michigan.

        The Company plans on opening retail stores in Pontiac, MI and Maple Grove, MN during fiscal 1996. Initially when a store opens, catalog sales are negatively affected for the region surrounding the store. However, the incremental increase in sales from the retail store largely exceeds the slight decrease in catalog sales. As the retail store matures, catalog sales begin to rebound to their original levels. During fiscal 1995, retail accounted for 32% of the Company's consolidated sales.

Markets and Customers

        The Company's marketing strategy has been to target certain specialty markets for segmentation and product differentiation. Where an identified specialty market is determined to be of sufficient size, either a specialty catalog is created or a retail store is considered. To date this strategy has resulted in the development of the Reloading, Archery and Camping catalogs and stores in Wisconsin, Minnesota, Indiana and Michigan. While the vast majority of its customer base is located in the United States, the Company does market its products throughout the world. During the fiscal year ended July 1, 1995, the Company mailed 24 different catalogs offering products consisting primarily of hunting, fishing, camping and hiking equipment. Additionally, the Company opened seven new stores in fiscal 1995 (five in Michigan, and one each in Wisconsin and Indiana).

Product Selection and Customer Service

        In selecting products, emphasis is placed on offering name-brand products or equivalents at competitive prices. In addition, the Company continues to increase its offering of proprietary "private label" products not available from its competitors. Prices generally range from a few dollars to several hundred dollars per item.

        Catalogs usually contain more than one type of similar product to afford customers a choice of quality, brands and price. The total number of products presented varies depending upon the market addressed. The Company generally adds new merchandise to each new catalog printed. Once presented, products are measured as to response rate and profit contribution on a per catalog basis. Products are constantly replaced by new items, continued or expanded if they generate positive results.

        The retail stores have a similar merchandise selection as the catalogs. In addition, approximately 25% of the merchandise carried in the retail stores is not available in the catalog. These are items appealing to local markets or are more suited to retail presentation.

        The Company places a great deal of emphasis on customer service, including a return policy which guarantees customer satisfaction. Returned merchandise is generally restocked, if unused, offered for sale at the Company's clearance center, if used but saleable, or returned to the manufacturer, if defective. Product inquiries are routed directly to customer service personnel who are knowledgeable about the Company's products and are able to make product suitability comparisons, offer product selection advice and make necessary adjustments. The Company places a high priority on making timely shipments, with orders being shipped within 24 to 48 hours of receipt.

Order Processing and Retail Replenishment

        Catalog orders are received and processed for shipment at the Company's headquarters, with the majority of orders being shipped directly from that location. In addition, phone orders are accepted at a secondary phone center in Racine, Wisconsin. Except for larger, custom made or special order items which are drop shipped directly from suppliers, the Company maintains an inventory of all products carried in its catalogs.

        Approximately 70% of the merchandise offered at our retail stores is shipped from the Company's Wilmot distribution center with the remainder shipped directly from the manufacturers.

        The Company maintains approximately 66% of its inventory in the Wilmot distribution center with the balance maintained at its retail locations. The Company ships merchandise to both catalog customers and to its retail stores via common carrier. The 1995 fiscal year end inventory turnover rates for the retail stores and the Company's distribution center were 2.6 and 2.4, respectively.

Suppliers

        The Company purchases its merchandise from numerous domestic manufacturers and some importers and foreign manufacturers. No single supplier accounted for more than 5% of the Company's purchases during the fiscal year ended July 1, 1995.

        Purchase contracts with the Company's suppliers are generally for a limited quantity of specified goods. While the Company emphasizes brand identification of the products it sells, the Company continues to expand the number of products offered under its own labels.

Competition

        Gander Mountain competes with a variety of catalog and retail companies. The Company's two largest and best known competitors in the catalog business are Cabela's, Inc., headquartered in Sidney, Nebraska and Bass Pro Shops, Inc., located in Springfield, Missouri. Both companies are privately held. Cabela's and Bass Pro Shops were started as retailers of fishing equipment, while Gander Mountain was founded as a hunting equipment retailer. Although both competitors offer merchandise which is similar to Gander Mountain's, each of the three companies is recognized for the strength of its original product lines.

        In addition to these direct competitors, several catalog companies compete less directly with Gander Mountain. Sportsman's Guide, Dunn's and L.L. Bean all offer certain product lines which overlap with those sold by Gander Mountain.

        Gander Mountain's retail stores compete with a variety of smaller locally or regionally owned sporting goods stores. Mass merchants such as Wal-Mart, Kmart, The Sports Authority and Sportmart also have some product overlaps. Management believes none of the Company's retail competitors offer the product selection, product knowledge and overall customer service that Gander Mountain offers.

        Gander Mountain's management believes that its success is attributable to its broad merchandise selection, high quality, competitive pricing and superior customer service. Management believes that the Company has grown by capturing sales from retail sporting goods stores in a highly fragmented market. Point of purchase retailers are unable to carry the depth and breadth of inventory offered in Gander Mountain's specialty product line and do not match the convenience of catalog service.

Trademarks

        The Company believes that "Gander Mountain," its registered United States trademark, is of significant value. If continuously used, United States trademarks may be used exclusively by the owner and protected against infringement for an indefinite period. The Company has used this trademark for a number of years.

Regulation

        The Company is subject to federal, state and local laws and regulations which affect its business. The Federal Trade Commission regulates advertising and mail order business generally and has established guidelines for advertising and labeling many of the products sold by the Company. Many states in which the Company does business also regulate advertising, labeling and pricing practices generally. The Company's retail stores are licensed to sell firearms by the Bureau of Alcohol, Tobacco and Firearms, which imposes substantial restrictions on the sale of firearms and ammunition and requires the maintenance of detailed records of firearms transactions. The sale of firearms is not permitted by mail and overall does not represent a material portion of the Company's total sales. The Company believes it is in compliance with all regulations applicable to its business.

        The Company sells most of its products without any reference to a manufacturer's written limited warranty. Accordingly, such sales may be subject to implied warranties under various state laws, and the Company may be responsible to buyers if such products fail to meet certain standards. Regardless of a manufacturer's implied warranties, the Company offers a liberal return policy to assure customer satisfaction. In addition to coverage which is provided by its vendors, the Company maintains product liability coverage for all its operations.

Employees

        At July 1, 1995, the Company employed 2,141 full and part-time employees of which 283 were salaried and 1,858 were hourly. The Company hires additional employees to staff seasonal needs. The Company's employees are not represented by collective bargaining units and the Company considers its employee relations to be excellent.

Item 2.  Properties

        The Company operates principally from a headquarters in Wilmot, Wisconsin which is situated on approximately 40 acres and consists principally of a 430,000 square foot facility including a distribution center, office, retail store and clearance store.

        The buildings and property located in Wilmot, Wisconsin are owned by the Company. Certain of the Wilmot, Wisconsin facilities are subject to a mortgage and collateral assignment under an Industrial Revenue Bond. Additionally, all remaining assets of the Company not covered under the Industrial Revenue Bond are secured under the Company's $20 million term loan. The Company also owns a vacant office/warehouse facility in Two Harbors, Minnesota, which it is attempting to sell.

        The Company leases certain properties for both its catalog and retail operations. As of July 1, 1995, the Company's leased properties are as follows:

                                                        Year of                    Approx.
      Description           Location               Lease Expiration             Square Feet
      -----------           --------               ----------------             -----------
      Retail Store          Brookfield, WI                 1997                      26,914
      Retail Store          Appleton, WI                   2001                      28,000
      Retail Store          Eau Claire, WI                 2002                      31,810
      Retail Store          Madison, WI                    2002                      31,810
      Retail Store          Duluth, MN                     2003                      36,416
      Retail Store          Wausau, WI                     2003                      33,032
      Retail Store          St. Cloud, MN                  2004                      33,000
      Retail Store          Flint, MI                      2005                      33,032
      Retail Store          Saginaw, MI                    2005                      36,416
      Retail Store          Merrillville, IN               2005                      36,416
      Retail Store          Utica, MI                      2010                      36,416


                                                        Year of                     Approx.
      Description           Location               Lease Expiration             Square Feet
      -----------           --------               ----------------             -----------
      Retail Store          LaCrosse, WI                       2010                  33,032
      Retail Store          Grand Rapids, MI                   2010                  33,032
      Retail Store          Taylor, MI                         2010                  40,938
      Retail Store          Pontiac, MI                        2011                  33,032
      Retail Store          Maple Grove, MN                    2011                  37,923
      Warehouse             Kenosha, WI                        1996                 100,000
      Phone Center          Racine, WI                         1997                   5,000


        The Company believes that the current and planned facilities are adequate for its present and future needs and that its properties are in good condition, well maintained and suitable for their intended use.


Item 3.  Legal Proceedings

        As a result of an audit by the Internal Revenue Service (the "Service") for fiscal years ended June 30, 1985 and 1986, the Company received two adjustments having a potential tax exposure of $402,000 plus interest of $301,000. At issue is the Company's method of allocating purchase price to inventory and customer lists resulting from the acquisition of the Company as of September 14, 1984. The Company continues to challenge the Service's position and has paid the tax and interest while immediately filing a claim for refund in the Court of Claims. Management believes that adequate reserves have been established to cover the loss, if any, resulting from these assessments and that the outcome of the case will not have a material effect on the Company's financial statements.

        In the first quarter of fiscal 1995, the Company was served with a summons and complaint in a products liability matter. The plaintiff is seeking $83 million in compensatory damages and $50 million in punitive damages. The manufacturer has agreed to defend and indemnify the Company for all damages and expenses related to their product. However, in addition to claims of a defective product, the plaintiff alleges the Company was negligent in selling and delivering the product to a minor, in contravention of New York state law. Although management believes that the Company is not negligent in this matter, it concludes it has adequate insurance to cover any compensatory damages that might be awarded and believes punitive damages awarded, if any, would not have a material effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 1, 1995.

                                   PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

        The Company's Common Stock is traded on the NASDAQ National Market under
                                                    ------
the ticker symbol GNDR.

                                                         FY  1995
                            ------------------------------------------------------------------------
      Market Price Per Share:            1st Qtr          2nd Qtr          3rd Qtr          4th Qtr
                                        ---------        ---------        ---------        ---------
                            High           12.750          19.250           18.250           10.750
                            Low            10.250          13.250            9.250            8.750

                                                         FY  1994
                             -----------------------------------------------------------------------
                            High            9.500          14.250           13.500           14.250
                            Low             7.750           8.875           12.750           12.250



        There were approximately 2,400 holders of Common Stock as of July 1, 1995. The Company has never paid cash dividends on its Common Stock. The Company has no present plans to pay cash dividends and intends to continue to reinvest earnings in the business.

Item 6.  Selected Financial Data

        The following sets forth selected financial data as of and for the periods presented. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the accompanying notes.

     YEARS ENDED JULY 1, 1995, JULY 2, 1994, JUNE 30, 1993, 1992 AND 1991
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       1995             1994             1993            1992            1991
                                     --------         --------         --------        --------        --------
EARNINGS DATA
 Net Sales
    Catalog                        $ 202,270        $ 181,684         $ 130,771       $ 125,235      $ 102,996
    Retail                            95,514           64,370            43,393          27,060         19,931
                                   ---------        ---------         ---------       ---------      ---------
         Total                     $ 297,784        $ 246,054         $ 174,164       $ 152,295      $ 122,927

 Income (loss) from
    operations                       (11,022)(1)        5,945             1,302           5,133          3,653

 Net income (loss)                   (10,784)           2,081(2)             63           2,440          1,676

 Net income (loss) per
    common share                       (3.69)            0.52(2)           0.02            0.79           0.55


BALANCE SHEET DATA
  Inventories
    Catalog                        $  66,069       $   51,142       $    40,024      $   29,167     $   21,572
    Retail                            34,570           17,825            13,346           8,585          4,790
                                   ---------       ----------       -----------      ----------     ----------
         Total                     $ 100,639       $   68,967       $    53,370      $   37,752     $   26,362
 Working capital                      62,837           29,292            12,318           5,985          8,968
 Property & equipment (gross)         51,418           44,832            35,055          20,624         13,726
 Total Assets                        163,641          130,256            99,315          63,434         46,704
 Long-term obligations                69,000           18,400            17,469           1,200          1,600
 Total Liabilities                   133,249           88,529            79,576          43,824         29,559
 Redeemable preferred stock           20,000           20,000                -               -              -
 Shareholders' equity                 10,392           21,727            19,739          19,609         17,144



__________________

(1) Loss from operations includes $11.5 million special charge. (see note 2 of the Notes to Consolidated Financial Statements)
(2) Net income includes $120, or $0.04 per share cumulative effect for the adoption of FAS 109.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the accompanying notes.

OVERVIEW
The following table sets forth, for the periods indicated, the percentage relationship between sales and major categories in the Consolidated Statements of Operations.

                                                                                   Fiscal Year Ended
                                                            ---------------------------------------------------------------
                                                            July 1, 1995             July 2, 1994             June 30, 1993
                                                            ------------             ------------             -------------
                   Net sales                                     100.0%                    100.0%                   100.0%
                   Cost of goods sold                             67.8                      67.5                     65.5
                                                                -------                   ------                   -------
                   Gross profit                                   32.2                      32.5                     34.5
                   Selling, general and administrative
                   expenses                                       32.0                      30.1                     33.7

                   Special charge                                  3.9                         -                       -
                                                                -------                   ------                  ------
                   Income (loss) from operations                  (3.7)                      2.4                      0.8
                   Interest expense                                1.6                       1.0                      0.8

                   Other expense (income) - net                    0.4                       0.1                     (0.1)
                                                                 ------                   ------                   ------
                   Income (loss) before income taxes              (5.7)                      1.3                      0.1

                   Income taxes                                   (2.1)                      0.5*                       -
                                                                 ------                   ------                   ------

                   Net income (loss)                              (3.6)%                     0.8%                     0.1%
                                                                =======                   ======                   ======

  ____________________
  * Includes FAS 109 adoption


RESULTS OF OPERATIONS

FISCAL 1995 VS. FISCAL 1994

NET SALES: Net sales for fiscal 1995 were $297.8 million, an increase of $51.7 million, or 21.0 percent over fiscal 1994. Catalog sales increased
11.3 percent, while retail store sales increased 48.4 percent, when compared to fiscal 1994 results.

Catalog sales rose to $202.3 million, or 11.3 percent above last year, due to an overall higher response rate, increased average order and additional catalog pages offset by poor in-stock positions in the January Sale catalog and reduced assortments in the Spring General catalog which affected the third and fourth fiscal quarters. The Company continued several catalog promotions such as free freight and deferred billing, which raised the average order size and increased the number of orders. During fiscal 1995 and 1994, approximately 50 million catalogs were mailed.

Retail store sales in fiscal 1995 were $95.5 million, an increase of $31.1 million, or 48.4 percent, over fiscal 1994 sales of $64.4 million. Of the $31.1 million increase, $3.3 million was produced by comparable store sales growth, $5.7 million produced by two stores opened in fiscal 1994 and $22.1 million produced by seven stores opened in fiscal 1995. The comparable store sales increase of 5.4 percent over the prior year is attributed to improved merchandising and marketing techniques and continued acceptance of the Gander Mountain retail concept.

GROSS PROFIT: Fiscal 1995 gross profit increased $16.1 million, or 20.1 percent compared to fiscal 1994 results, reflecting the increased sales volume. Overall, gross profit as a percentage of net sales declined to 32.2 percent from 32.5 percent in fiscal 1994. Most of the decline was a result of higher promotional activities.

Gross profit on catalog sales increased $5.6 million, or 9.4 percent, compared to fiscal 1994 results due to higher sales volume, partially offset by a decline in gross profit as a percent of net sales to 32.3 percent in fiscal 1995 from 32.8 percent in fiscal 1994. The decline in gross profit as a percent of sales was due primarily to lower merchandise margins due to promotional activities particularly in the fourth fiscal quarter.

Gross profit on retail store sales in fiscal 1995 rose $10.5 million, or
51.8 percent, compared to fiscal 1994. As a percent of net sales, retail gross profit increased to 32.1 percent in fiscal 1995 from 31.4 percent in fiscal 1994. The increase was due to an overall product mix shift to higher margin apparel items combined with a greater volume of apparel and higher margin sales in the new stores.

OPERATING EXPENSES: Operating expenses for fiscal 1995 rose $21.5 million, or 29.1 percent, over fiscal 1994 results. Operating expenses as a percent of net sales increased to 32.0 percent in fiscal 1995 from 30.1 percent in fiscal 1994. The increase in the expense-to-net sales ratio is a result of paper and postage costs increasing 25% and 14%, respectively, and incremental pre-opening costs which increased $1.9 million over fiscal 1994 reflecting seven new stores in fiscal 1995 compared to two new stores in fiscal 1994. The fourth fiscal quarter of 1995, in particular, included additional pre-opening costs of $1.2 million over the same quarter of 1994 reflecting four new stores compared to none in the respective periods.

SPECIAL CHARGE: The Company incurred a non-recurring special charge of $11.5 million during the third quarter of fiscal 1995. As indicated in the table below, the special charge is comprised of $5.0 million for the Company's abandonment of certain internally developed software, $4.5 million for the write-off of certain aged inventory and $2.0 million for other catalog charges.

                                                             Reserve at                    Reserve at
                                                           April 2, 1995     Utilized     July 1, 1995
                                                           -------------     --------     ------------
         Abandonment of internally developed software          $  5.0         $(5.0)          $ -
         Aged inventory write-off                                 4.5          (2.1)           2.4
         Other catalog charges:
             Severance costs                                      1.0          (0.4)           0.6
             EZ Pay program                                       0.5             -            0.5
             Other                                                0.3          (0.2)           0.1
             Joint Ventures                                       0.2          (0.2)            -
                                                               ------         ------          ----
                                                Total          $ 11.5         $(7.9)          $3.6
                                                               ======         =====           ====


OTHER INCOME AND EXPENSE: Fiscal 1995 other expense rose $3.2 million, or 118.4 percent, compared to fiscal 1994. Financing costs, the largest component of other expense, rose $2.6 million due to higher financing required for the retail store expansion and higher average inventory levels.

PROVISION (BENEFIT) FOR INCOME TAXES: The Company's tax benefit as a percentage of its loss before income taxes was 36.5 percent in fiscal 1995 while its effective tax rate was 39.0 percent in fiscal 1994. The change is principally due to the establishment of a valuation allowance for certain state tax net operating loss carryforwards in fiscal 1995.

NET INCOME/(LOSS): As a result of the items above, the Company recorded a net loss of $10.8 million or $3.69 per share for fiscal 1995 compared to net income of $2.1 million or $0.52 per share for fiscal 1994.

FISCAL 1994 VS. FISCAL 1993

NET SALES: Net sales for fiscal 1994 were $246.1 million, an increase of $71.9 million, or 41.3 percent over fiscal 1993. The increase in net sales was a result of a strong performance from both the catalog and retail subsidiaries. Catalog sales increased 38.9 percent, while retail store sales increased 48.3 percent, when compared to fiscal 1993 results.

Catalog sales for fiscal 1994 rose to $181.7 million, or 38.9 percent above the fiscal 1993 results, due to an increase in catalogs circulated, a higher overall response rate and average order value. During fiscal 1994, approximately 50 million catalogs were mailed, an increase of 20.5 percent over fiscal 1993. The increase in circulation was through both expansion of the customer list and increased utilization of specialty catalogs.

Retail store sales in fiscal 1994 were $64.4 million, an increase of $21.0 million, or 48.3 percent, over fiscal 1993 sales of $43.4 million. Of the $21.0 million increase, $3.6 million was produced by comparable store sales growth, $9.2 million was produced by the three stores opened in fiscal 1993 and $8.2 million was produced by the two new stores in St. Cloud, Minnesota and Wausau, Wisconsin, that opened in fiscal 1994. Comparable store sales increased 10% due to strong customer acceptance of the retail store concept.

GROSS PROFIT:  Fiscal 1994 gross profit increased $19.8 million, or
33.0 percent compared to fiscal 1993 results, reflecting the increased sales volume. Overall, gross profit as a percentage of net sales declined to 32.5 percent from 34.5 percent in fiscal 1993. Most of the decline was a result of the Company's value pricing strategy which rolled back pricing from the fiscal 1993 levels and offered customers more value for their purchases. Also contributing to the rate decline were higher promotional activities and a shift in product mix.

Fiscal 1994 gross profit on catalog sales increased $13.6 million, or
29.3 percent, compared to fiscal 1993 results due to higher sales volume. The gross profit increase due to sales volume was partially offset by a decline in gross profit as a percent of net sales from 35.1 percent in fiscal 1993 to 32.8 percent in fiscal 1994. The decline in gross profit as a percent of sales was due to lower merchandise margins from the value pricing strategy, promotional activities and an overall product mix shift to lower margin products.

Gross profit on retail store sales in fiscal 1994 rose $6.0 million, or
42.7 percent, compared to fiscal 1993. As a percent of net sales, retail gross profit decreased from 32.6 percent in fiscal 1993 to 31.4 percent in fiscal 1994. The decrease was due to the Company's value pricing strategy and an overall product mix shift to lower margin products, offset by a greater volume of higher margin apparel sales in the new stores.

OPERATING EXPENSES: Operating expenses for fiscal 1994 rose $15.2 million, or 25.8 percent over fiscal 1993 results. The increase was due principally to the higher catalog mailings and increased labor expense associated with the higher sales volume. Operating expenses as a percent of net sales decreased from 33.7 percent in fiscal 1993 to 30.1 percent in fiscal 1994. The decrease in the expense-to-net sales ratio is a result of increased response rates on catalogs mailed and improved leveraging of labor expense to the sales volume increase, in both catalog and retail.

OTHER INCOME AND EXPENSE: Fiscal 1994 other expense rose 128.3 percent or $1.5 million compared to fiscal 1993. Interest expense, the largest component of other expense, rose $979,000 due to higher financing required for the retail store expansion program and higher average inventory levels. In addition to enhancing the product assortment, the higher inventory levels were necessary to increase serviceability and lower backorder costs to catalog customers and to provide sufficient inventory availability for the retail store expansion.

PROVISIONS FOR INCOME TAXES: The Company's effective tax rate decreased from 40.6 percent in fiscal 1993 to 39.0 percent in fiscal 1994. The Company adopted FAS 109 during 1994 and recognized a gain of $120,000, which is reported as the cumulative effect of a change in accounting principle in the statement of operations.

NET INCOME: As a result of the aforementioned items, net income for fiscal 1994 increased to $2.1 million, from $63,000 in fiscal 1993. Earnings per share increased from $0.02 in fiscal 1993 to $0.52 in fiscal 1994.

SEASONALITY

The Company's business is highly seasonal.  The six months ending
December 31 are regarded as the Company's primary selling season. During this season, the Company's sales peak in late August to early September and between the Thanksgiving and Christmas holidays. In the Company's third and fourth fiscal quarters, spring/summer orders are fewer and the merchandise offered generally has a lower selling price than during the primary selling season.
In addition, the Company begins building inventory levels in the fourth fiscal quarter for the up-coming fall/winter season. These factors combine to cause the Company to have relatively weak results in its third and fourth fiscal quarters.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL: The Company's primary on-going cash requirements are for inventory purchases, catalog expenses and capital expenditures in connection with the Company's opening of retail stores. The Company meets these cash requirements through borrowings against a revolving line of credit up to $80 million. In accordance with an amendment dated August 18, 1995, the revolving line matures on January 1, 1997 with a required reduction to $50 million for thirty consecutive days for the period December 15, 1995 through February 1, 1996. In addition, the Company is currently prohibited under the amendment from paying any preferred or common dividends or exchanging the Series A Redeemable Preferred Stock for subordinated notes. The Company also has a term loan of $20 million and utilizes vendor financing through trade payables to service ongoing financial obligations. Additionally, the Company leases its retail facilities and certain other equipment. At July 1, 1995, the Company had $5.4 million available on its line of credit facility and no availability on the term loan.

The line of credit and term facility ("credit facility") is secured by substantially all assets of the Company. All borrowings are subject to various monthly covenants. On August 18, 1995, the Company signed an amendment to its credit facility which contained updated financial covenants and waived previous covenant violations. The most restrictive of the new monthly covenants require minimum levels of tangible net worth and profitability and a minimum current ratio and a maximum level of total liabilities to tangible net worth as well as a monthly borrowing base formula to determine overall borrowing availability. The Company is in compliance with all covenants as of September 29, 1995. Due to recent softening business conditions primarily resulting from unseasonably poor weather, an amendment to the current credit facility will likely be necessary to avoid a violation of certain restrictive covenants for the period ended September 30, 1995. Management believes, based on discussions with the lenders, than any forseen covenant violations will be satisfied by an amendment to the Company's credit facility. The Company has engaged an outside financial advisor to assist in reviewing strategic and financial alternatives for identifying additional sources of short and long-term debt and equity capital, if needed.

The following table highlights the Company's working capital position at July 1, 1995 and July 2, 1994.


                                                        FISCAL YEAR ENDED
                 (Dollars in thousands)                    1995                1994
                 ----------------------                  -------              ------
                 Current Assets                         $127,086             $96,048
                 Current Liabilities                      64,249              66,756
                 Working Capital                          62,837              29,292
                 Current Ratio                             2.0:1               1.4:1

The increase in working capital and the current ratio is the result of reduced short-term borrowings and higher inventory and accounts receivable levels, partly offset by an increase in accounts payable.

ACCOUNTS RECEIVABLE: The Company's accounts receivable rose to $7.8 million at July 1, 1995 from $7.1 million at July 2, 1994 due primarily to continued acceptance of deferred payment plans offered to the Company's customers in fiscal 1995. The plans allow customers to purchase and to pay for merchandise in equal installments over as much as 12 months, interest free.

INVENTORIES: The Company's inventories rose to $100.6 million at the end of fiscal 1995 from $69.0 million at the end of fiscal 1994. The increase is attributable to the seven retail stores added during fiscal 1995, preparation for two new retail stores to be opened in the fall of 1995 and efforts to improve customer serviceability and reduce stock-outs and backorders.

ACCOUNTS PAYABLE: The Company's accounts payable increased to $44.5 million at July 1, 1995 from $23.2 million at July 2, 1994, due to the increased inventory levels and increased vendor financing.

CAPITAL EXPENDITURES: The following table highlights the Company's capital expenditures and depreciation for the years ended July 1, 1995, July 2, 1994, and June 30, 1993.


                                                                      FISCAL YEAR ENDED
                 (Dollars in thousands)                  1995          1994           1993
                 ----------------------                  ----          ----           ----
                 Capital Expenditures                $ 11,852       $ 9,778       $ 14,431
                 Depreciation                        $  4,421       $ 3,272       $  2,216


The major capital projects included fixtures and leasehold improvements for the seven retail stores opened in fiscal 1995 and developing computer software and hardware systems.

During the 1996 fiscal year, the Company plans to invest approximately
$6.8 million in capital projects. Major projects include the development of computer software systems and acquisition of related computer hardware of $3.5 million and fixturing two new retail stores for approximately $2.1 million.
To finance these projects, the Company plans to continue to utilize the existing bank facility.

POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS: The Financial Accounting Standards Board has approved new standards on the accounting for post-retirement and post-employment benefits other than pensions, with adoption required in fiscal 1994 and 1995, respectively. The Company does not provide such benefits, therefore, these standards do not have an impact on the Company's financial position or operating results.

INCOME TAXES:  As a result of an audit by the Internal Revenue Service
(the "Service") for fiscal years ended June 30, 1985 and 1986, the Company received two adjustments having a potential tax exposure of $402,000 plus interest of $301,000. At issue is the Company's method of allocating purchase price to inventory and customer lists resulting from the acquisition of the Company as of September 14, 1984. The Company continues to challenge the Service's position and paid the tax and interest while immediately filing a claim for refund in the Court of Claims. Management believes that adequate reserves have been established to cover the loss, if any, resulting from these assessments and that the outcome of the case will not have a material effect on the Company's financial statements.


OUTLOOK

In fiscal 1996, the Company will look to improve its business processes, including catalog merchandising, store operations and inventory control while exploring various other strategic alternatives. An outside financial advisor has been retained to assist management in reviewing strategic and financial alternatives including raising additional debt or equity financing or selling of all or part of the Company which may significantly impact the operation of the catalog or retail subsidiaries as described below.

The catalog subsidiary is continuously refining its catalog production and mailing techniques and ultimately improving its marketing expertise. The Company decided in fiscal 1995 to slow the growth in its catalog operations and is currently exploring methods to improve the profitability of this catalog business unit while simultaneously reducing its working capital requirements. The Company is continuing to look for creative ways to present its product assortment to the customers most inclined to purchase.

The Company's retail subsidiary continues to refine its store operations for both new and existing stores. The current retailing market for outdoor sporting goods for hunting, fishing, camping and hiking is fragmented between small local or regional operations and the mass merchants, neither of which offer the product selection, product knowledge and overall customer service that is the foundation of the Gander Mountain retail stores.

Overall, the Company continues to strengthen its merchandise strategy of "quality products at reasonable prices," by expanding the product selections in the camping and hiking areas and improving the quality in the apparel lines. While name brand product lines continue to be a strength in the product assortment, the Company has expanded its private label Gander Mountain product line and will continue to experiment with various products in the future.

The Company could experience adverse impact from pending legislation in Congress on sales and use tax. Congress is currently addressing a proposal that would require mail order companies to collect and remit sales and use tax in states where the Company does not have physical presence. If adopted, such legislation is anticipated to be applied prospectively and not have a materially adverse effect on financial results.


EFFECTS OF INFLATION AND FOREIGN EXCHANGE

The Company is generally able to reflect increases and decreases in costs as a result of inflation and foreign currency fluctuations through its selling prices. In fiscal 1995 however, the extreme price increases experienced in paper and postage costs of approximately 25 percent and 14 percent, respectively, were not fully reflected in selling prices. Additionally, foreign purchases are predominately made in U.S. dollars. Except for the items noted above, the results of operations for the periods discussed have not been significantly affected by these factors.

Item 8.  Financial Statements and Supplementary Data

                                                                                  Page in
                             Index to Audited Financial Statements                 10-K
                                                                                  -------


                 Consolidated Balance Sheets at
                       July 1, 1995 and July 2, 1994  . . . . . . . . . . . . . . .  13


                 Consolidated Statements of Operations
                       for the years ended July 1, 1995,
                       July 2, 1994 and June 30, 1993   . . . . . . . . . . . . . .  14


                 Consolidated Statements of Shareholders'
                       Equity for the years ended July 1, 1995,
                       July 2, 1994, and June 30, 1993  . . . . . . . . . . . . . .  15


                 Consolidated Statements of Cash Flows for
                       the years ended July 1, 1995, July 2, 1994,
                       and June 30, 1993    . . . . . . . . . . . . . . . . . . . .  16


                 Notes to Consolidated Financial Statements . . . . . . . . . . . .  17-25


                 Report of Independent Accountants  . . . . . . . . . . . . . . . .  26






                         CONSOLIDATED BALANCE SHEETS
                       AT JULY 1, 1995 AND JULY 2, 1994
                      (in thousands, except share data)

                                                                     1995                     1994
                                                                     ----                     ----
ASSETS
 CURRENT ASSETS
    Cash                                                           $  2,818                 $   2,337
    Accounts receivable                                               7,802                     7,091
    Refundable income taxes                                           1,420                     2,210
    Inventories                                                     100,639                    68,967
    Prepaid catalog expenses                                         13,242                    14,526
    Other current assets                                              1,165                       917
                                                                  ---------                 ---------
         Total current assets                                       127,086                    96,048
                                                                  ---------                 ---------

 PROPERTY AND EQUIPMENT - NET                                        35,585                    33,373
                                                                  ---------                 ---------
 DEFERRED INCOME TAXES                                                  154                         -
                                                                  ---------                 ---------
 INTANGIBLE ASSETS - NET                                                816                       835
                                                                  ---------                 ---------
                                                                   $163,641                 $ 130,256
                                                                  =========                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable                                               $ 44,472                 $  23,218
    Notes payable to bank                                             9,500                    33,868
    Current portion of long-term obligations                          1,400                     2,400
    Deferred income taxes                                                -                      2,597
    Other current liabilities                                         8,877                     4,673
                                                                  ---------                 ---------
         Total current liabilities                                   64,249                    66,756
                                                                  ---------                 ---------
 LONG-TERM OBLIGATIONS                                               69,000                    18,400
                                                                  ---------                 ---------
 DEFERRED INCOME TAXES                                                    -                     3,373
                                                                  ---------                 ---------
 SERIES A REDEEMABLE, CUMULATIVE, CONVERTIBLE,
 EXCHANGEABLE PREFERRED STOCK
 $0.10 par value; 200,000 shares authorized.  200,000
 shares issued and outstanding at July 1, 1995 and July 2, 1994
 (see note 7)                                                        20,000                    20,000
                                                                  ---------                 ---------

 SHAREHOLDERS' EQUITY
 Class B preferred stock,  300,000 shares authorized.
 None issued and outstanding at July 1, 1995 and July 2, 1994             -                        -

 Common stock, $0.01 par value;  20,000,000 shares authorized.
 3,240,081 shares issued and outstanding at July 1, 1995;
 3,208,479 shares at July 2, 1994                                        32                        32

 Additional paid-in capital                                          12,564                    12,653
 Retained earnings (accumulated deficit)                             (1,604)                   10,292
 Less notes receivable from shareholders                               (600)                  ( 1,250)
                                                                  ---------                 ---------
         Total shareholders' equity                                  10,392                    21,727
                                                                  ---------                 ---------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $163,641                 $ 130,256
                                                                  =========                 =========


The accompanying notes are an integral part of the financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED JULY 1, 1995, JULY 2, 1994 AND JUNE 30, 1993
                    (in thousands, except per share data)

                                                        1995             1994             1993
                                                      --------         --------         --------
Net sales                                           $ 297,784         $ 246,054       $ 174,164
Cost of goods sold                                    201,843           166,198         114,107
                                                    ---------         ---------       ---------
         Gross profit                                  95,941            79,856          60,057
Operating expenses                                     95,453            73,911          58,755
Special charge                                         11,510                -                -
                                                    ---------         ---------       ---------
Income (loss) from operations                         (11,022)            5,945           1,302
                                                    ---------         ---------       ---------
Other (income) expense
 Interest expense - net                                 4,635             2,362           1,378
 Other - net                                            1,326               368        (    182)
                                                    ---------         ---------       ---------
         Total other expense                            5,961             2,730           1,196
                                                    ---------         ---------       ---------

Income (loss) before income taxes                     (16,983)            3,215             106
Income tax provision (benefit)                         (6,199)            1,254              43
                                                    ---------         ---------       ---------

Income (loss) before cumulative effect of a
 change in accounting principle                       (10,784)            1,961              63

Cumulative effect of change in
 accounting principle                                       -               120               -
                                                    ---------         ---------       ---------

         Net income (loss)                           ($10,784)        $   2,081       $      63
                                                    =========         =========       =========

Primary and fully diluted income per share
 Income (loss) per share before cumulative
 effect of a change in accounting principle         ($   3.69)        $    0.48       $    0.02

Per share cumulative effect of change in
 accounting principle                                      -               0.04               -
                                                    ---------         ---------       ---------

         Net income (loss) per
         common share                               ($   3.69)        $    0.52       $    0.02
                                                    =========         =========       =========


The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        YEARS ENDED JULY 1, 1995, JULY 2, 1994, AND JUNE 30, 1993
                                 (in thousands)



                                                                                 Retained              Notes
                                      Common Stock                               Earnings           Receivable
                                  ---------------------       Additional        (Accumulated            from
                                 Shares          Amount    Paid-in-capital      Deficit)            Shareholders        Total
                                --------         ------    --------------- -----------------        ------------        -----
Balance at June 30, 1992          3,039          $ 30          $ 11,013           $ 8,566            $    -           $ 19,609
Stock options exercised               8             -                67                 -                 -                 67
Net income                            -             -                 -                63                 -                 63
                                  -----          ----          --------           -------            ------           --------
Balance at June 30, 1993          3,047            30            11,080             8,629                 -             19,739

Series A redeemable
  preferred dividends                 -             -                 -              (418)                -               (418)
Stock options exercised              31             1               274                 -                 -                275
Executive stock
  purchase plan                     130             1             1,299                 -            (1,250)                50
Net income                            -             -                 -             2,081                 -              2,081
                                  -----          ----         ---------           -------            ------           --------
Balance at July 2, 1994           3,208            32            12,653            10,292            (1,250)            21,727

Series A redeemable
  preferred dividends                 -             -                 -            (1,112)                -             (1,112)
Stock options exercised              26             -               247                 -                 -                247
Executive stock
  purchase plan                       -             -              (394)                -               650                256
Associate stock
  purchase plan                       6             -                58                 -                 -                 58
Net loss                              -             -                 -           (10,784)                -            (10,784)
                                  -----          ----          --------            ------            ------           --------
Balance at July 1, 1995           3,240          $ 32          $ 12,564           ($1,604)           ($ 600)          $ 10,392
                                  =====          ====          ========            ======            ======           ========


The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JULY 1, 1995, JULY 2, 1994 AND JUNE 30, 1993
                                 (in thousands)

                                                              1995             1994             1993
                                                            --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       ($ 10,784)        $  2,081         $     63
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
     Special charge                                          11,510                -                -
     Depreciation and amortization                            4,827            3,592            2,308
     Deferred income taxes                                   (3,527)           1,358            1,577
     Recognition of deferred gain on sale of
       former subsidiary                                          -                -             (194)
     Cumulative effect of change in accounting
       principle                                                  -             (120)               -
     Changes in operating assets and liabilities:
       Accounts receivable                                   (1,211)          (5,275)            (624)
       Refundable income taxes                                  790           (1,610)            (218)
       Inventories                                          (36,172)         (15,597)         (15,618)
       Prepaid catalog expenses                               1,284              (25)          (6,598)
       Accounts payable                                      21,254           (9,255)          14,212
       Deferred income taxes                                 (2,645)           1,174             (894)
       Other                                                  2,064             (216)          1, 640
                                                          ---------         --------         --------
Cash used for operating activities                          (12,610)         (23,893)          (4,346)
                                                          ---------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment           (11,852)          (9,778)         (14,431)
     Proceeds from note receivable                                -                -              800
                                                          ---------         --------         --------
Cash used for investing activities                          (11,852)          (9,778)         (13,631)
                                                          ---------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                 561              325               67
     Net proceeds from line of credit agreements             25,632           11,810            2,896
     Net proceeds from (repayments of)
       long-term debt                                          (400)           2,931           16,269
     Proceeds from sale of preferred stock                        -           20,000                -
     Cash dividends paid on preferred stock                    (850)            (370)               -
                                                          ---------         --------         --------
     Cash provided by financing activities                   24,943           34,696           19,232
                                                          ---------         --------         --------
INCREASE IN CASH                                                481            1,025            1,255
CASH BEGINNING OF YEAR                                        2,337            1,312               57
                                                          ---------         --------         --------
CASH END OF YEAR                                           $  2,818         $  2,337         $  1,312
                                                          =========         ========         ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid (received) during the year for:
       Interest                                            $  3,883         $  2,274         $  1,289
                                                          =========         ========         ========
       Income taxes                                       ($    784)        $    493         $    100
                                                          =========         ========         ========

The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS -
Gander Mountain, Inc., (the "Company"), is engaged principally in catalog and retail store sales of functional outdoor products serving the lifestyle of the hunting, fishing, camping and hiking enthusiasts.

YEAR-END -
In fiscal 1994, the Company adopted a fiscal year of 52-53 weeks ending on the Saturday closest to June 30. Fiscal year 1995 ended July 1, 1995, fiscal year 1994 ended July 2, 1994 and fiscal year 1993 ended June 30, 1993. This change had no material effect on reported results.

PRINCIPLES OF CONSOLIDATION -
The consolidated financial statements of the Company include the accounts of its respective subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION -
Revenue is recognized at time of shipment of merchandise and is reduced for anticipated merchandise returns.

ACCOUNTS RECEIVABLE -
Accounts receivable consist primarily of amounts due from customers related to the sale of the Company's products. The Company believes it has provided adequate reserves for potentially uncollectible accounts. Allowances for estimated uncollectible accounts were $896,000 and $285,000 as of July 1, 1995 and July 2, 1994, respectively.

INVENTORIES -
Inventories consist of purchased finished merchandise available for sale and are stated at the lower of cost or market. The first-in, first-out (FIFO) method is used to determine cost of inventories.

STORE PRE-OPENING COSTS -
In fiscal 1995, the Company changed the amortization period for store pre-opening costs to be more consistent with industry practice. Costs associated with the opening of a new store are capitalized and then fully amortized during the first full month of operations. Prior to fiscal
1995, pre-opening costs were capitalized and amortized to expense based on a benefit period which did not exceed twelve months. Pre-opening expense for the years ended July 1, 1995, July 2, 1994 and June 30, 1993 was $2.3 million, $0.4 million and $0.4 million, respectively. Changing the amortization period impacted fiscal 1995 operating results by $1.3 million.

DEFERRED COSTS -
Catalog costs are capitalized and charged to expense based upon the projected revenue stream which does not exceed twelve months. Certain costs to acquire customer names are capitalized and amortized over a three year period.

PROPERTY EQUIPMENT -
Property and equipment are stated at cost less accumulated depreciation and amortization and include external and incremental internal costs of developing computer software. The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. For the years ended, July 1, 1995, July 2, 1994 and June 30, 1993, $246,000, $341,000 and $338,000 of interest was capitalized, respectively.

Depreciation of assets is computed using the straight-line method over the estimated useful lives which range from 5 years for fixtures and equipment, including capitalized software, to 30 years for buildings and improvements. Leasehold improvements are amortized over the lesser of the term of the lease or asset life.

EARNINGS PER SHARE -
Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. Net income has been adjusted for dividends on the Series A Redeemable Preferred Stock. The number of common and common equivalent shares used in the computation were 3,224,000, 3,212,000 and 3,090,000 for the years ended July 1, 1995, July 2, 1994 and June 30, 1993, respectively.

Fully diluted earnings per share amounts reflect the maximum dilution that would result from conversion of the Series A Redeemable Preferred Stock and exercise of stock options. The Series A Redeemable Preferred Stock, which was issued during fiscal 1994, was anti-dilutive for all years presented.


NOTE 2 - SPECIAL CHARGE

During the third quarter of fiscal 1995, the Company incurred a significantly larger than planned loss from its catalog operations, primarily from the under performance of its Spring, 1995 catalogs. After identifying the issues giving rise to this under performance, the Company has made several changes, including personnel and process changes, within its catalog operations to improve future profitability. Additionally, the Company has decided to slow the growth in its catalog operations to allow it to better focus on improving profitability within this unit, while at the same time allowing it to invest in its retail operations. The implementation of these changes resulted in the recording of an $11.5 million special charge. The special charge and related fourth quarter activity is summarized as follows: (in millions)

                                                             Reserve at                    Reserve at
                                                           April 2, 1995     Utilized     July 1, 1995
                                                           -------------     --------     ------------
         Abandonment of internally developed software           $ 5.0         $(5.0)         $   -
         Aged inventory write-off                                 4.5          (2.1)           2.4
         Other catalog charges:
             Severance costs                                      1.0          (0.4)           0.6
             EZ Pay program                                       0.5             -            0.5
             Other                                                0.3          (0.2)           0.1
             Joint Ventures                                       0.2          (0.2)             -
                                                                -----         -----          -----
                                                TOTAL           $11.5         $(7.9)         $ 3.6
                                                                =====         =====          =====


ABANDONMENT OF SOFTWARE -
During the past several years, the Company has been developing an information system to be used principally in its catalog operations (Denali). During final testing, the order management module of this system failed system stress tests. In connection with the decision to slow the growth of its catalog operations, the Company decided to discontinue the development of this module rather than to invest additional funds to correct the identified problems. The write-off of this module resulted in a $5.0 million non-cash charge. The Company will continue to use its existing catalog order management software which is now considered to be adequate given the slower growth anticipated for the catalog operations.

AGED INVENTORY WRITE-OFF -
In connection with its new catalog strategies, the Company has redefined the manner in which it determines aged inventory and adopted a more aggressive approach to reducing inventory buildups. As a result, the Company incurred a charge of $4.5 million relating primarily to apparel products discontinued in the Company's regular catalog operations. This charge includes $2.6 million representing those cash costs specifically related to the disposal of the aged inventory including costs to produce special clearance catalogs, catalog inserts and fulfillment costs.

OTHER CATALOG CHARGES -

The severance reserve represents cash payments resulting from the termination of three catalog executives and seven information technology associates and an agreement with the Acting Chief Executive Officer. The severance cost charge includes an amount for fringe benefits.

The $0.5 million non-cash EZ pay program charge is to increase the company's consumer financing program bad debt reserve in light of increasing bad debt experience and related corporate strategic initiatives.

The Company entered into two catalog joint ventures during fiscal 1994. Management has decided to terminate these ventures and has written-off the costs (principally internally generated software costs incurred in fiscal
1994) associated with the joint ventures.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                                                        July 1,              July 2,
                                                         1995                 1994
                                                      ----------           ----------
         Land and land improvements                   $    886             $    876
         Building and leasehold improvements            22,501               17,610
         Equipment                                      21,468               16,981
         Furniture and fixtures                          5,773                3,861
         Construction in progress                          790                5,504
                                                      --------             --------
                                                      $ 51,418             $ 44,832
         Less: accumulated depreciation                (15,833)             (11,459)
                                                      --------             --------
                                           Total      $ 35,585             $ 33,373
                                                      ========             ========

NOTE 4 - BORROWING ARRANGEMENTS

LINE OF CREDIT -
The Company maintains a revolving line of credit with a Bank Group (the "Banks") whereby it may borrow up to $80 million subject to a borrowing base formula. This credit facility is used for working capital needs and letters of credit. The agreement provides for borrowings at interest rates based on the prime rate or a LIBOR-based rate at the Company's option. In accordance with an amendment dated August 18, 1995, the revolving line matures on January 5, 1997 with a required reduction to $50 million for thirty days for the period from December 15, 1995 through February 1, 1996. As of July 1, 1995, $59.5 million was outstanding at interest rates ranging from 7.44 percent to 9.00 percent and the average outstanding in fiscal 1995 was $42.0 million. A commitment fee of
0.375 percent is payable quarterly on the revolving line.

LONG-TERM OBLIGATIONS -

In December 1992, the Company obtained a term loan for up to $20.0 million from the banks participating in the line of credit facility. In accordance with the terms of the most recent amendment dated August 18, 1995, the term loan matures on January 5, 1997 and has quarterly principal payments of $0.5 million commencing on March 1, 1996. The agreement provides for borrowings at interest rates based on the prime rate or a LIBOR-based rate at the Company's option (7.685% at July 1, 1995). As of July 1, 1995, $20.0 million was outstanding against the term loan.

In December 1985, the Company obtained an industrial revenue bond of $3 million to finance facility expansion and equipment purchases. The bond requires annual principal payments of $400,000 through December, 1995. Interest at 88 percent of the bond purchasing bank's reference rate is payable quarterly through December, 1995. This rate was 7.92 percent at July 1, 1995. The interest rate is subject to modification upon any revision of the bondholder's effective tax rate due to changes in the income tax law. The bonds are secured by a mortgage and security interests on certain of the Company's real estate and equipment. Outstanding borrowings under this arrangement totalled $400,000 at July 1, 1995.

The line of credit and term facility ("credit facility") is secured by substantially all assets of the Company. All borrowings are also subject to various monthly covenants. On August 18, 1995, the Company signed an amendment to its credit facility which contained updated covenants, and waived previous covenant violations. The most restrictive of the new covenants require minimum levels of tangible net worth and profitability and a minimum current ratio and a maximum level of total liabilities to tangible net worth.

The Company was in compliance with the new covenants at the latest measurement date. Due to recent softening business conditions, an amendment to the current credit facility will likely be necessary to avoid a violation of certain restrictive covenants for the period ended September 30, 1995. Management believes, based on discussions with the lenders, that any foreseen covenant violations will be satisfied by an amendment to the Company's credit facility and will not result in a demand for repayment as is allowed by the credit agreement. The Company has retained an outside financial advisor to assist management in reviewing strategic and financial alternatives including raising additional debt or equity financing or selling of all or part of the Company.

The classification of the Company's debt obligations as of July 1, 1995, is based upon their scheduled maturities. Future annual maturities of debt as of July 1, 1995 are as follows (in thousands):

                                 FISCAL YEARS ENDING
                                 -------------------
                                        1996                     $  10,900
                                        1997                        69,000
                                                                   -------
                                                                  $ 79,900
                                                                   =======


NOTE 5 - COMMITMENTS
LEASE COMMITMENTS - The Company leases retail stores and office equipment under non-cancelable operating leases. Total rental expense under these leases was $3,838,000, $2,283,000 and $1,237,000 for the years ended July 1, 1995, July 2,
1994 and June 30, 1993, respectively. Future minimum annual lease payments under these leases at July 1, 1995 are as follows (in thousands):

                                FISCAL YEARS ENDING
                                -------------------

                                    1996                     $   6,004
                                    1997                         5,787
                                    1998                         5,347
                                    1999                         4,524
                                    2000                         4,000
                                    2001 and after              26,136
                                                              --------
                                               Total          $ 51,798
                                                              ========


PURCHASE COMMITMENTS -
At July 1, 1995, the Company had $5.1 million outstanding for letters of credit in connection with purchase commitments.

NOTE 6 - INCOME TAXES

Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The Company reported the cumulative effect of that change in the method of accounting for income taxes in the first quarter of fiscal 1994. Under the asset and liability approach prescribed by SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The cumulative effect of adopting the standard resulted in an increase in net income of $120,000 or $0.04 per common share.

The Company's provision (benefit) for income taxes consisted of the following (in thousands):

                                                      Fiscal Years Ended
                                ---------------------------------------------------------------
                                        July 1,                July 2,               June 30,
                                          1995                   1994                   1993
                                         ------                 ------                --------
Federal                                 $(  104)              $(   700)               $ (3,171)
State                                        90                (   325)                 (  737)
Deferred                                 (6,185)                 2,279                   3,951
                                          -----                 ------                  ------
                                        $(6,199)               $ 1,254                $     43
                                          =====                =======                ========

The reconciliation between the statutory tax rate expressed as a percentage of pre-tax income (loss) and the effective tax rate is as follows:

                                                      Fiscal Years Ended
                                ---------------------------------------------------------------
                                        July 1,                July 2,               June 30,
                                          1995                   1994                   1993
                                        -------                -------               --------
Federal income tax rate                   34.0%                  34.0%                  34.0%
State taxes, net of federal benefit        5.6                    3.7                    5.7
Change in valuation allowance          (   1.5)                    -                      -
Other                                  (   1.6)                   1.3                    0.9
                                        ------                  -----                 ------
                                          36.5%                  39.0%                  40.6%
                                        ======                  =====                 ======

The Company's temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at July 1, 1995 and July 2, 1994 are as follows (in thousands):

                                               July 1, 1995                          July 2, 1994
                                   -------------------------------------   ------------------------------------
                                          Current             Long-Term         Current             Long-Term
                                         Deferred Tax        Deferred Tax      Deferred Tax        Deferred Tax
                                     Asset(Liability)    Asset(Liability)  Asset(Liability)    Asset(Liability)
                                     ----------------    ----------------  ----------------    ----------------
Amortization of catalogs                    $(5,193)           $    -            $(5,509)           $    -
Depreciation                                     -              (2,420)               -              (1,353)
Inventory cost capitalization                 1,777                 -              1,152                 -
Software development                             -              (1,676)               -              (3,502)
Nondeductible accruals                        2,384                 61               709                 51
Net operating loss carryforwards              1,309              4,202             1,139              1,487
Alternative minimum tax credit carryover         43                138                -                  -
Other                                        (  210)                47            (   88)            (   56)
Valuation allowance                          (   62)            (  198)               -                  -
                                            -------             ------           -------            -------
                                            $    48            $   154           $(2,597)           $(3,373)
                                            =======            =======           =======            =======


At July 1, 1995, the Company had $13.1 million and $21.8 million of federal and state net operating loss carryforwards; these carryforwards expire in 2008, 2009 and 2010. During fiscal 1995, the Company recorded a valuation allowance of $260,000 to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of state net operating loss carryforwards.

NOTE 7 - SERIES A REDEEMABLE PREFERRED STOCK

SERIES A PREFERRED STOCK -
On December 23, 1993, the Company entered into a Preferred Stock
Purchase Agreement with GS Capital Partners, L.P., and certain other affiliates of the Goldman Sachs Group, L.P. (the "GS Investors"). Pursuant to this agreement, the Company issued and sold to GS Investors 100,000 shares of Series A Redeemable, Cumulative, Convertible, Exchangeable Preferred Stock ("Series A Redeemable Preferred Stock") at a purchase price of $100 per share. On April 5, 1994, the Company issued and sold 100,000 additional shares of Series A Redeemable Preferred Stock to the GS Investors for $100 per share. The April 5th sale required shareholder approval, which was obtained at a special meeting on March 28, 1994.

By its terms, the Series A Redeemable Preferred Stock accrues a 5 1/2 percent annual dividend and is exchangeable at the Company's option for subordinated notes. The Company is currently prohibited under the August 18, 1995 credit facility amendment from paying any dividends or exchanging the Series A Redeemable Preferred Stock for subordinated notes. If the Company fails to make the required quarterly dividend payments on the Series A Redeemable Preferred Stock for four consecutive quarters, GS Investors is entitled to nominate a third director to the Company's board of directors. Either the Series A Redeemable Preferred Stock or the subordinated notes may be converted into common stock at an initial conversion price of $13.75 per share at the option of the GS Investors. Both the Series A Redeemable Preferred Stock and the subordinated notes carry voting rights on an as-converted basis with outstanding common stock and have mandatory redemption in years 2004 and 2005.

DIVIDENDS -

For the years ended July 1, 1995 and July 2, 1994, dividends of
$850,000 and $369,000 were paid on the Series A Redeemable Preferred Stock, respectively. Dividends of $311,000 and $49,000 were payable at July 1, 1995 and July 2, 1994, respectively, and are included in the balance sheet under the caption, "Other Current Liabilities."

NOTE 8 - SHAREHOLDERS' EQUITY

CAPITAL STOCK -
The Company currently has authorized 20.0 million shares of $0.01 par value common stock and 300,000 shares of $0.10 par value Class B Preferred Stock. The Company's Board of Directors is authorized to fix the voting powers, designation, dividend rate, conversion, redemption or liquidation preferences or other special rights of the shares of any series of Class B Preferred Stock. In conjunction with the Series A Redeemable Preferred Stock sale, 200,000 shares of Class B Preferred Stock was redesignated. The Company has no plans to issue any part of the remaining Class B Preferred Stock.

PREFERRED STOCK RIGHTS -

The Company has a Rights Agreement, as amended in December 1993, which entitles the Company's common shareholders to one Right for each common share held if certain events transpire. The Rights Agreement provides that under certain circumstances, a Right may be exercised to purchase one one-hundredth of a share of Class B Preferred Stock at an exercise price of $35.00. The Rights become exercisable only if an entity has acquired 20 percent or more of the Company's common stock or announces an offer to acquire 30 percent or more of the Company's common stock. The exception to this provision is that GS Investors may acquire through conversion of Series A Redeemable Preferred Stock up to 35 percent of the Company's common stock before the Rights become exercisable.

NOTE 9 - STOCK INCENTIVE PLANS

STOCK PURCHASE PLANS - On October 20, 1993, the shareholders of the Company approved an Executive Stock Purchase Plan. Under the provisions of the plan, the officers, directors and key associates of the Company were given a one-time opportunity to acquire shares of common stock of the Company. A total of 130,000 shares of common stock were offered to and purchased by participants at a purchase price of $10 per share.

Participants had the option of paying for the shares in cash or by promissory note held by the Company. Each promissory note is secured by a pledge of the participants' common stock and bears an interest rate of 5.35 percent. The notes are payable over seven years. The outstanding loans are reported as "Notes Receivable from Shareholders" and shown as a reduction of shareholders' equity on the balance sheet.

The Company offers all eligible associates of the Company two programs for acquiring shares of the Company's common stock, a 401k Savings Plan and an Associate Stock Purchase Plan (ASPP). The 401k Savings Plan allows associates of the Company that have completed one year of service to have pre-tax dollars withheld from their earnings to acquire the Company's common stock. The ASPP allows associates to purchase shares of common stock through payroll withholdings.

STOCK OPTION PLANS - The Company has stock option plans that provide for the
granting of incentive   stock options or non-qualified options to directors,
officers and key associates. The plans provide that options become exercisable ratably over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the grant date or within certain time periods specified by the plans in the event of termination of employment. As of July 1, 1995, 726,000 shares are authorized under these plans.

These shares can be granted either as incentive stock options or non-qualified stock options at a per share price not less than fair market value at the date of grant. Additionally, the plans allow for the awarding of performance shares, of which none have been awarded as of July 1, 1995.

The following table summarizes information relating to shares under option and shares available for grant under the plans:

                                                                             Weighted
                                                     Number of            Average Option
                                                     Shares             Price Per Share
                                                  ------------         -----------------
  Options outstanding at July 1, 1995                 354,433                $ 10.98
  Options exercised                                    68,262                   7.31
  Options available for grant at July 1, 1995         303,305
                                                      -------
                                      Total           726,000
                                                      =======


Activity involving the plans is summarized in the following table:

                                                     Number of              Option Price
                                                     Shares                  Per Share
                                                  ------------             -------------
      Balance at June 30, 1992                        186,730            $6.14 to $10.25
           Granted                                     79,500            $8.00 to $11.50
           Canceled                                    (1,560)                     $9.00
           Exercised                                   (8,487)                     $6.14
                                                    ---------
      Balance at June 30, 1993                        256,183            $6.14 to $11.50
           Granted                                    363,000            $9.00 to $13.00
           Canceled                                   (39,525)           $6.14 to $12.50
           Exercised                                  (31,288)           $6.14 to $10.88
                                                     --------
      Balance at July 2, 1994                         548,370            $6.14 to $13.00
           Granted                                     99,250            $8.75 to $17.25
           Canceled                                  (267,450)           $6.14 to $12.75
           Exercised                                  (25,737)           $6.14 to $ 9.00
                                                     --------
      Balance at July 1, 1995                         354,433            $6.14 to $17.25
                                                     ========
      Exercisable at July 1, 1995                     108,591
                                                     ========


NOTE 10 - CONTINGENCIES

Various states where the Company does not collect and remit sales or use taxes have enacted laws requiring out-of-state catalog companies to collect taxes. In May 1992, the U.S. Supreme Court confirmed that the Interstate Commerce
Clause of the U.S. Constitution prevents states from requiring the collection of its use tax unless the Company has a physical presence in the state. The Company believes the decision invalidates these state laws; however, the decision provided that Congress may enact legislation which permits states to require use tax collection by mail order companies.

As a result of an audit by the Internal Revenue Service, (the "Service") for fiscal years ended June 30, 1985 and 1986, the Company received two adjustments having a potential tax exposure of $402,000 plus interest of $301,000. At issue is the Company's method of allocating purchase price to inventory and customer lists resulting from the acquisition of the Company as of September 14, 1984. The Company continues to challenge the Service's position and has paid the tax and interest while immediately filing a claim for refund in the Court of Claims. Management believes that adequate reserves have been established to cover the loss, if any, resulting from these assessments and that the outcome of the case will not have a material effect on the Company's financial statements.

During fiscal 1995, the Company was served with a summons and complaint in a products liability matter. The plaintiff is seeking $83 million in compensatory damages and $50 million in punitive damages. The manufacturer has agreed to defend and indemnify the Company for all damages and expenses related to their product. However, in addition to claims of a defective product, the plaintiff alleges the Company was negligent in selling and delivering the product to a minor, in contravention of New York state law. Although management believes that the Company is not negligent in this matter, it believes it has adequate insurance to cover any compensatory damages that might be awarded and believes punitive damages awarded, if any, would not have a material effect on the Company's financial statements.

NOTE 11 - QUARTERLY RESULTS (UNAUDITED)

The following tables present selected quarterly data for fiscal 1995 and 1994 (in thousands, except per share data):

                                                               Fiscal 1995
                                    ------------------------------------------------------------------
                                     1st Qtr            2nd Qtr            3rd Qtr            4th Qtr
                                    ---------          ---------          ---------          ---------
Net sales                            $ 85,973           $114,566          $ 43,355           $ 53,890
Gross profit                           28,008             38,614            12,757             16,562
Pre-tax income (loss)                   2,862              6,359           (19,811)            (6,393)(2)
Net income (loss)                       1,717              3,752           (12,122)            (4,131)(2)
Primary net income (loss)
  per share                              0.44               1.02             (3.82)             (1.36)
Fully diluted net income
  (loss) per share                       0.36               0.77             (3.82)             (1.36)


                                                              Fiscal 1994
                                    -----------------------------------------------------------------
Net sales                            $ 70,868           $ 85,561          $ 40,534           $ 49,091
Gross profit                           23,151             28,748            12,529             15,428
Pre-tax income (loss)                   2,332              5,042            (2,220)            (1,939)
Net income (loss)                       1,519 (1)          3,032            (1,332)            (1,138)
Primary and fully diluted
   net income (loss) per share           0.50 (1)           0.94             (0.46)             (0.44)



---------------

(1) Net income includes $120 or $.04 per share cumulative effect for the adoption of FAS 109.

(2) The fourth quarter of 1995 includes an additional $1.2 million in pre-opening costs over the same quarter of 1994 reflecting four new stores compared to none in the respective periods.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF GANDER MOUNTAIN, INC.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gander Mountain, Inc. and its subsidiaries at July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Management is presently formulating plans to deal with the possibility that the Company's performance in fiscal 1996 will not meet certain restrictive covenants in its bank loan agreement. Such plans, which are more fully described in Note 4, involve discussions with the Company's current lenders and a financial advisor retained by the Company to explore alternative sources of capital.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for income taxes in 1994.



Price Waterhouse LLP
Milwaukee, Wisconsin
August 4, 1995, except as to Notes 4 and 7, which are as of August 18, 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         None.
                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

DAVID J. LUBAR                                          DIRECTOR SINCE 1989
        Chairman of the Board of the Company since April, 1995. Mr. Lubar is President of Lubar & Co., Incorporated since 1991 and Principal of Lubar & Co. since 1982 (private investment company). He serves on the Board of Directors of Christiana Companies, Inc. (refrigerated warehousing and logistics) and various other private companies. Mr. Lubar, age 40, also served as a Director of the Company from 1984-1987.

RALPH L. FREITAG                                        DIRECTOR SINCE 1984
        Chief Executive Officer of the Company since April, 1995. Mr. Freitag, age 55, served as Chairman and Chief Executive Officer of the Company from 1992 to 1994, and Chairman and President of the Company from September, 1984 to 1992.

RICHARD H. JACOBSOHN                                    DIRECTOR SINCE 1986
        President of American Slicing Machine Company and its divisions, American Products and Simply The Best Sports companies since 1982 (direct mail marketing/catalog). Mr. Jacobsohn is 51 years of age.

JAMES F. KOBS                                           DIRECTOR SINCE 1990
        Chairman of Kobs, Gregory and Passavant since 1989 (direct marketing/consulting). Mr. Kobs, is 58 years of age.

STEPHEN R. LETT                                         DIRECTOR SINCE 1990
        President of Lett Direct, Inc. since 1995 (direct marketing/consulting). Mr. Lett served as President, Chief Executive Officer and director of The Rytex Company, a subsidiary of the C. R. Gibson Company, from 1988 to 1994 (direct marketing/catalog). Mr. Lett is 47 year of age.

SANJEEV K. MEHRA                                        DIRECTOR SINCE 1994
        Vice President of Goldman, Sachs & Co. in the Principal Investment Area, since 1990. Mr. Mehra, age 36, serves on the Board of Directors of other private companies as a nominee of Goldman, Sachs & Co. As indicated below, Mr. Mehra was nominated for election as a director by the holder of the Company's Preferred Stock pursuant to the terms of an agreement between such holders and the Company.

ALFRED G. GOLDSTEIN                                     DIRECTOR SINCE 1994
        President of A.G. Associates since 1993.   Mr. Goldstein, age 63,
served as President of Sears Specialty Merchandising from 1987 to 1993 and was nominated for election as a director by Goldman, Sachs & Co. pursuant to the terms of an agreement between Goldman, Sachs & Co. and the Company as discussed below.

WILLIAM T. END                                          DIRECTOR SINCE 1995
        Managing Partner of Cornerstone Group since 1995. Mr. End served as President and Chief Executive Officer of Land's End, Inc., from 1992 to 1995, and as Executive Vice President of Land's End, Inc., from 1991 to 1992. Mr. End, age 48, served as an Executive Vice President at LL Bean, Inc., from 1975 to 1991 and is currently a Director of Hannaford Bros., Co., Ariel, Inc., and the Cornerstone Group.

                              EXECUTIVE OFFICERS

        The following table sets forth certain information with respect to each executive officer of the Company and its principal subsidiaries as of August 25, 1995. The term of office of the Chairman of the Board and Chief Executive Officer is until the first meeting of the Board following the next annual meeting of stockholders. The term of office of the other officers is at the discretion of the Board.

                 NAME                              PRESENT POSITION                         AGE
                 ----                              ----------------                         ---
         David J. Lubar (1)                      Chairman of the Board                       40

         Ralph L.  Freitag (1)                  Chief Executive Officer                      55

         Robert D. Cocks (2)                    President of GMO, Inc.                       42
                                                 (Catalog Operations)

         David W. Reirden (3)                    President of GRS, Inc.                      56
                                                  (Retail Operations)

         Kenneth C. Bloom (4)      Executive Vice President, Chief Financial Officer,        35
                                                Secretary and Treasurer
_______________


(1) See information set forth under "Nominees for Election as Directors" for a description of business experience during the past five years.

(2) Mr. Cocks previously served as Vice President of Operations from 1990 to 1995. Prior to joining the Company in 1987, Mr. Cocks served in various management capacities for McMaster-Carr Company from 1982 to 1986.

(3) Mr. Reirden previously served as Vice President of Retail from
    December, 1991 to June, 1992 and was Vice President of Merchandising from the time he joined the Company in October, 1989 to December, 1991. Mr. Reirden is also President and Treasurer of GRS, Inc., a wholly owned subsidiary of the Company incorporated in January, 1993. Prior to joining the Company, Mr. Reirden served in various management capacities for Montgomery Ward and Company from 1961 to 1989.

(4) Mr. Bloom has served as Executive Vice President and Chief Financial
    Officer of the Company since January, 1995. Mr. Bloom joined the Company in May of 1994 as Vice President and Chief Financial Officer. He was appointed Secretary and Treasurer by the Board of Directors in June of 1994. Prior to joining the Company, he was Director of Business Development for the Specialty Retail Group at K-Mart Corporation. Prior to 1993, Mr. Bloom was a manager at Deloitte and Touche, a management consulting firm.


                        COMPLIANCE WITH SECTION 16(A)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively,"Section 16 reporting persons") to file with the Securities and Exchange Commission ("SEC"), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, and based on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended July 1, 1995, the Section 16 reporting persons complied with Section 16(a) filing requirements applicable to them, except that an initial report of ownership on Form 3 was filed late by William T. End, a director, and Form 4 filings, reporting one grant of options to purchase Common Stock were filed late by Alfred G. Goldstein, a director, Kenneth C. Bloom and Robert D. Cocks, officers.

Item 11.  Executive Compensation

        The following table sets forth summary information regarding all compensation paid during each of the Company's last three fiscal years to or on behalf of each individual who served as the Company's Chief Executive Officer during any part of the fiscal year and each of the Company's (four) 4 other most highly compensated executive officers who were serving as executive officers at the end of the 1995 fiscal year and two additional individuals for whom disclosures would otherwise have been provided but for the fact that they resigned during the 1995 fiscal year (the "named executive officers"), including stock options granted and accrued deferred compensation.

SUMMARY COMPENSATION TABLE



                                                                                             Long
                                                                                       Term Compensation
                                                                                    ------------------------
                                                                                                  Securities
                                                                                     Restricted   Underlying
                                                                    Other Annual       Stock       Options/     All Other
                                      Fiscal    Salary     Bonus     Compensation      Awards       SAR's     Compensation
Name and Principal Position            YEAR       $          $            $              $         (#)  (1)      ($)  (2)
---------------------------           ------    ------     ------    ------------     ----------  ----------  ------------
Ralph L. Freitag                      1995      245,000      -         18,852(3)           -         -           2,352
Chief Executive Officer               1994      245,000      -         17,214(3)           -       60,000        2,916
                                      1993      240,000      -         12,988(3)           -         -           2,331

Joseph C. Lawler (4)                  1995      224,583      -         12,428(5)           -         -          55,417 (6)
Former President and Chief            1994      240,000   15,000(7)    28,541(8)           -       65,000          747
Operating Officer                     1993      215,625   10,000(7)    13,267(9)           -       50,000

Kenneth C. Bloom                      1995      167,917       -            -               -       10,000        2,095
Executive Vice President              1994       18,125       -            -               -       50,000           -
and Chief Financial Officer           1993           -        -            -               -         -              -

David W. Reirden                      1995      140,000    14,000       1,525(10)          -         -           2,108
President - GRS, Inc.                 1994      135,000    10,000          -               -       30,000        2,013
(Retail Subsidiary)                   1993      125,000       -            -               -         -           1,923

Robert D. Cocks (11)                  1995      100,625       -            -               -       25,000      145,151 (12)
President - GMO, Inc.                 1994      130,000     5,000          -               -       20,000           -
(Catalog Subsidiary)                  1993      125,000       -            -               -         -              -

Robert E. Hebeler                     1995      100,629     9,900          -               -         -           1,609
Vice President of                     1994       85,723     7,500      19,982(9)           -       20,000        1,280
Retail Merchandising                  1993       76,667       -            -               -        3,000        1,020

Patrick J. Kennedy (4)                1995       81,667       -            -               -         -         107,993 (13)
Former Senior Vice President          1994      135,000       -            -               -       30,000           -
of Merchandising                      1993      124,553       -         12,940(9)          -         -              -



________________

(1) Option grants include incentive stock options and non-qualified stock options.

(2) Except as otherwise indicated, comprised of Company's matching contributions on behalf of each named executive under the Company's 401(k) Associates' Savings Plan and Executive Deferred Compensation Plan.

(3) The stated amount for fiscal 1995 includes $12,000, for automobile allowance and $6,852 for the portion of Mr. Freitag's life insurance premium related to the death benefit payable to Mr. Freitags' beneficiaries. In fiscal 1994, $11,400 and $5,814 were paid for automobile allowance and life insurance, respectively. In fiscal 1993, $9,000 and $3,988 were paid for automobile allowance and life insurance, respectively.

(4) Mr. Lawler resigned as President and Chief Operating Officer and Mr. Kennedy resigned as Senior Vice President of Merchandising during fiscal 1995.

(5) The stated amount includes $11,000 for automobile allowance and $1,428 for the value of Mr. Lawler's life insurance premium related to the death benefit payable to Mr. Lawler's beneficiaries.

(6) The stated amount includes $3,499 for items noted in footnote (2) and $90,417 for severance pay.

(7) Mr. Lawler received a $25,000 sign-on bonus of which $10,000 was paid in fiscal 1993 and the remaining $15,000 was paid in fiscal 1994.

(8) The stated amount includes $27,271 for reimbursed employment relocation expenses and $1,270 for the value of Mr. Lawler's life insurance premium related to the death benefit payable to Mr. Lawler's beneficiaries.

(9) Represents reimbursed employment relocation expenses.

(10)The stated amount includes $1,525 for the value of Mr. Reirden's life insurance premium related to the death benefit payable to Mr. Reirden's beneficiaries.

(11)Mr. Cock's resigned as Senior Vice President of Operations during
    February 1995 and rejoined the Company as President of GMO, Inc. during May 1995.

(12)The stated amount of $145,151 represents severance pay.

(13)The stated amount includes $107,645 for severance pay and $348 for items noted in footnote (2).


Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth beneficial ownership of the Common Stock and Preferred Stock of the Company as of August 25, 1995, by each director and/or executive officer of the Company, all directors and executive officers as a group, and each person known to the Company to beneficially own more than five percent of Common Stock or Preferred Stock. Other than the addresses indicated, the address of the listed individual is Highway W, P.O. Box 128, Wilmot, Wisconsin 53192.


                              NAME AND ADDRESS OF                SHARES OF STOCK
TITLE OF CLASS                 BENEFICIAL OWNER          BENEFICIALLY OWNED (1)(2)(3)(4) PERCENT OF CLASS
--------------                 ----------------          ------------------------------- ----------------

                            DIRECTORS AND OFFICERS:
Common Stock                David J. Lubar (5)                        347,195                 10.7%
                            Lubar & Co., Incorporated
                            777 E. Wisconsin Avenue
                            Milwaukee, WI  53202

Common Stock                Ralph L. Freitag (6)                      253,270                  7.8%

Common Stock                David W. Reirden (7)                       50,625                  1.6%

Common Stock                Robert D. Cocks (8)                        10,000                  *

Common Stock                Kenneth C. Bloom (9)                       22,500                  0.7%

Common Stock                Robert E. Hebeler (10)                     15,250                  *

Common Stock                James F. Kobs (11)                         16,500                  *
                            Kobs, Gregory & Passavant
                            225 North Michigan Avenue
                            Chicago, IL  60601

Common Stock                Stephen R. Lett (12)                       11,750                  *
                            Lett Direct
                            12933 Brighton Court
                            Carmel, IN  46032


Common Stock                Richard H. Jacobsohn (13)                 10,750                   *
                            American Slicing Machine
                            Simply The Best Sports Division
                            5550 North Elston Avenue
                            Chicago, IL  60630

Common Stock                Alfred G. Goldstein                       12,500                   *
                            1040 North Lake Shore Drive
                            Chicago, IL  60611

Common Stock                William T. End                             4,000                   *
                            The Cornerstone Group
                            50 Rowes Wharf, Suite 420
                            Boston, MA  02110

Common Stock                Hollybank Investments LP                 182,000                 5.6%
                            c/o  Kelso Management Co.
                            One Financial Center   Ste 1600
                            Boston, MA  02111

Common Stock                All directors and executive              766,503                23.7%
                            officers as a group (13 people)

Series A                    Sanjeev K. Mehra (15)                          -                   -
Preferred Stock             Goldman, Sachs & Co.
                            85 Broad Street
                            New York, NY  10004

                            OTHER 5% STOCKHOLDERS:

Series A                    Goldman Sachs Group, L.P. (14)           200,000               100.0%
Preferred Stock             85 Broad Street
                            New York, NY  10004




___________________________

* LESS THAN 1/2 PER CENT

(1) Information concerning persons known to the Company to be beneficial owners of more than five percent of its Common Stock or Series A Preferred Stock is based upon the most recently available information furnished by such persons pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934.

(2) Information concerning ownership of Common Stock by directors of the Company and named executive officers individually and as a group are as of August 25, 1995 except for shares held in the Company's 401(k) Savings Plan which is as of June 30, 1995.

(3) Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power.

(4) Ownership of Common Stock by directors and executive officers includes options to purchase Common Stock exercisable within 60 days of the record date.

(5) Includes stock options which, upon exercise, entitle Mr. Lubar to acquire 5,750 shares of Common Stock. Mr. Lubar holds a revocable power of attorney to vote, dispose of and manage these shares. However, Mr. Lubar disclaims beneficial ownership of all but 77,325 shares.

(6) Includes stock options which, upon exercise, entitle Mr. Freitag to acquire 53,750 shares of Common Stock. An additional 4,948 shares are held in the Company's 401(k) Savings Plan.

(7) Includes stock options which, upon exercise, entitle Mr. Reirden to acquire 34,025 shares of the Company's Common Stock. An additional 678 shares are held in the Company's 401(k) Savings Plan.

(8) Includes 33 shares of Common Stock held in the Company's 401(k) Savings
    Plan.

(9) Includes stock options which, upon exercise, entitle Mr. Bloom to acquire 12,500 shares of Common Stock.

(10)Includes stock options which, upon exercise, entitle Mr. Hebeler to acquire 10,250 shares of Common Stock.

(11)Includes stock options which, upon exercise, entitle Mr. Kobs to acquire 5,750 shares of Common Stock.

(12)Includes stock options which, upon exercise, entitle Mr. Lett to acquire 5,750 shares of Common Stock.

(13)Includes stock options which, upon exercise, entitle Mr. Jacobsohn to acquire 4,750 shares of Common Stock. Mr. Jacobsohn has indirect ownership of 5,000 shares in a revocable trust.

(14)The information contained in this note is based on information contained in the Schedule 13D filed on January 3, 1994, and the amended
    Schedule 13(d) filed on April 5, 1994, by The Goldman Sachs Group, L.P.
    ("GS Group"), Goldman, Sachs & Co. ("Goldman Sachs") and certain of their affiliates (the "Filing Persons"). GS Group is a general partner of and owns a 99% interest in Goldman Sachs, and its general partners consist of the general partners of Goldman Sachs other than GS Group. The Preferred Stock is directly owned by certain limited partnerships, including GS Capital Partners, L.P., of which affiliates of GS Group and Goldman Sachs are the general partner or the managing general partner. The Preferred Stock is convertible into 1,454,545 shares of Common Stock (subject to certain anti-dilution adjustments), votes on an as-converted basis together with the Common Stock on all matters submitted to shareholders generally and represents approximately 31.0% of the combined voting power of the outstanding shares of Common Stock and Preferred Stock voting as a single class. The Filing Persons share the power to vote or direct the vote and to dispose or direct the disposition of these shares. GS Group disclaims ownership of these shares to the extent of partnership interests in the limited partnerships held by persons other than GS Group or its affiliates.

(15)See footnote 14 above.  Mr. Mehra is a Vice President of Goldman,
    Sachs & Co. Goldman, Sachs & Co. is the Investment Manager of GS Capital Partners, L.P. Mr. Mehra disclaims the beneficial ownership of all the shares of Goldman Sachs Group, L.P. except to the extent of his pecuniary interest in such shares.

Item 13.  Certain Relationships and Related Transactions

        Sanjeev K. Mehra, one of the nominees for election as a director, is a Vice President of Goldman, Sachs & Co., an affiliate of GS Investors, the entity which owns all of the Company's outstanding Preferred Stock. The purchase agreement pursuant to which GS Investors purchased the Preferred Stock gives GS Investors the right to nominate two candidates for election to the Company's Board, one of which may be an employee of Goldman, Sachs & Co. or its affiliates, and one of which may not be so employed. In addition, if the Company fails to make the required quarterly dividend payment on the Preferred Stock for four consecutive quarters, GS Investors is entitled to nominate a third director to the board.


                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)  (1) Financial Statements:

                The financial statements listed in Item 8 are filed as part of this report.

            (2) Financial Statements Schedules:

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)

   For the                                 Balance at       Charged                                 Balance at
Fiscal Year                                 Beginning      to Costs       Charged to                   End of
   ended           Description              of Period     & Expenses   Other Accounts    Deductions   Period
-----------        -----------              ---------     ----------   --------------    ---------- ----------
July 1, 1995     Allowance for estimated
                 uncollectible accounts        $  285      $  1,591(a)      $   0        $  (980)(c)  $    896

                 Allowance for slow
                 moving inventory                 350         4,650(b)          0         (2,054)        2,946

July 2, 1994     Allowance for estimated
                 uncollectible accounts            55           472             0           (242) (c)      285

                 Allowance for slow
                 moving inventory                 125           286             0            (61)          350

June 30, 1993    Allowance for estimated
                 uncollectible accounts            55           109             0           (109) (c)       55

                 Allowance for slow
                 moving inventory                   0           125             0              0           125


(a) Includes $500 provided in conjunction with the special provision.
(b) Includes $4,500 provided in conjunction with the special provision.
(c) Uncollectible accounts written off, net of recoveries

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

            (3) Exhibits:

                2.1 Plan of Succession (incorporated by reference to the Company's Form 8-K filed on December 30, 1992).

                3.1    Articles of Incorporation and By-Laws
                       (incorporated by reference to the Company's Form 8-K filed on December 30, 1992).

                3.2    Articles of Correction to Articles of
                       Incorporation (incorporated by reference as Exhibit No.
                       4.1 to the Company's Form 8-K filed on January 26, 1994).

                3.3    Articles of Amendment relating to Series A
                       Cumulative Convertible Exchangeable Preferred Stock (incorporated by reference as Exhibit No. 4.3 to the Company's Form 10-Q dated February 11, 1994).

                3.4    Amendment to Article III, Section 3.01 of the
                       By-Laws (incorporated by reference as Exhibit No. 4.3 to the Company's Form 10-Q dated February 11, 1994).

                4.1    Preferred Stock Purchase Agreement
                       (incorporated by reference as Exhibit No. 4.4 to the Company's Form 10-Q dated February 11, 1994).

                4.2    Loan Agreement between the Town of Randall,
                       Wisconsin, and the Company (incorporated by reference to the Company's Registration Statement filed on Form S-1, Registration No. 33-3380, effective April 2, 1986).

                4.3 Promissory Note of the Company, payable to Town of Randall, Wisconsin (incorporated by reference to the Company's Registration Statement filed on Form S-1, Registration No. 33-3380, effective April 2, 1986).

                4.4    Mortgage and Security Agreement between the
                       Company and Town of Randall, Wisconsin (incorporated by reference to the Company's Registration Statement filed on Form S-1, Registration No. 33-3380, effective April 2, 1986).

                4.5 General Business Security Agreement between the Company and Marine Trust Company, N.A., as trustee for Town of Randall, Wisconsin (incorporated by reference to the Company's Registration Statement filed on Form S-1, Registration No. 33-3380, effective April 2, 1986).

                4.6    Bond Purchase Agreement between Town of
                       Randall, Wisconsin, the Company and Marine Bank, N.A. (incorporated by reference to the Company's Registration Statement filed on Form S-1, Registration No. 33-3380, effective April 2, 1986).

                4.7 Industrial Revenue Bond Request and Direction (incorporated by reference to the Company's Registration Statement filed on Form S-1, Registration No. 33-3380, effective April 2, 1986).

                4.8 Amendment to Rights Agreement (incorporated by reference to the Company's Form 8-A/A Amendment No. 1 filed January 24, 1994).

               10.1 1987 Incentive Stock Option Plan (incorporated by reference to the Registration Statement filed on Form S-8, Registration No. 33-18326, effective November 21, 1987).

               10.2 1991 Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for 1993 Annual Meeting of Stockholders).

               10.3 Executive Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement for 1993 Annual Meeting of Stockholders).

               10.4 Employment Agreement of Ralph L. Freitag (incorporated by reference to the Company's Registration Statement filed on Form S-1, Registration No. 33-3380, effective April 2, 1986).

               10.5 Executive Deferred Compensation Plan dated September 1, 1991 (incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993).

               10.6 First Amendment to Executive Deferred Compensation Plan effective January 1, 1992 (incorporated by reference to the Company's Form 10-Q for the quarter ended April 2,
                       1994).

               10.7 Company's 401(k) Associates Savings Plan and Trust (incorporated by reference to the Company's Annual Report filed on Form 10-K dated September 25, 1988).

               10.8    Amended and Restated Revolving Credit and Term
                       Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended January 1,
                       1994).

               10.9    First Amendment to Third Amended and Restated
                       Revolving Credit and Term Loan Agreement, dated August 18, 1995 (incorporated by reference to Company's Form 8-K and 8-K/A dated August 24, 1995).

               23      Consent of Independent Accountants.

       (b)  Reports on Form 8-K:

            On May 15, 1995, the Company filed a report on Form 8-K under
            Item 5 reporting that it announced its third quarter earnings results and certain other matters, including a one-time charge of $11.5 million. A press release was incorporated by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                                     Gander Mountain, Inc.


                                    /s/Kenneth C. Bloom
                                    ----------------------------------
                                    Kenneth C. Bloom, Executive Vice
                                    President, Chief Financial Officer,
                                    Secretary and Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                                /s/ David J. Lubar
                                ----------------------------------
                                David J. Lubar, Director,
                                Chairman of the Board

                                /s/ Ralph L. Freitag
                                ----------------------------------
                                Ralph L. Freitag, Director,
                                Chief Executive Officer

                                /s/ Stephen R. Lett
                                ----------------------------------
                                Stephen R. Lett, Director

                                /s/ Richard H. Jacobsohn
                                ----------------------------------
                                Richard H. Jacobsohn, Director

                                /s/ James F. Kobs
                                ----------------------------------
                                James F. Kobs, Director

                                /s/ Sanjeev K. Mehra
                                ----------------------------------
                                Sanjeev K. Mehra, Director


                                ----------------------------------
                                Alfred G. Goldstein, Director


                                ----------------------------------
                                William T. End, Director



September 29, 1995