Form 10-Q
period 1995-09-30
GANDER MOUNTAIN INC
filed 1995-11-14
CIK 789598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995          Commission File Number 0-14579



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

                           Yes     X            No
                                 -- --             -----

On September 30, 1995, there were outstanding 3,248,058 shares of the Registrant's $.01 par value common stock.

                             GANDER MOUNTAIN, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1995



                                  REPORT INDEX




                                                                                                    PAGE
                                                                                                  --------
PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the Thirteen
  Weeks Ended September 30, 1995 and October 1, 1994  . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Balance Sheets at September 30, 1995
  and July 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Cash Flows for the Thirteen
  Weeks Ended September 30, 1995 and October 1, 1994  . . . . . . . . . . . . . . . . . . . . . . .   5

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .   6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13



                             GANDER MOUNTAIN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                               (Unaudited)
                                                                           Thirteen Weeks Ended
                                                                     --------------------------------
                                                                September 30,                October 1,
                                                                    1995                       1994
                                                                 ----------                 ----------
Net sales                                                       $  96,279                   $    85,973
Cost of goods sold                                                 67,405                        57,965
                                                                ----------                  -----------

  Gross profit                                                     28,874                        28,008

Selling, general and administrative expenses                       28,786                        24,134
                                                                ----------                  -----------

Income from operations                                                 88                         3,874
                                                                ----------                  -----------

Other expense:
  Net interest expense                                              1,771                           905
  Other - net                                                         101                           107
                                                                ----------                  -----------
                                                                    1,872                         1,012
                                                                ----------                  -----------
Income (loss) before income taxes                                  (1,784)                        2,862

Provision for income taxes                                        (   678)                        1,145
                                                                ----------                  -----------

Net income (loss)                                               $  (1,106)                  $     1,717
                                                                ==========                  ===========

Earnings (loss) per share: (See Note 3)
    Primary                                                     $ (  0.43)                  $      0.44
                                                                ==========                  ===========
    Fully diluted                                               $ (  0.43)                  $      0.36
                                                                ==========                  ===========


The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               (Unaudited)
                                                            September 30, 1995              July 1, 1995
                                                            ------------------              ------------
ASSETS
------
Current assets:
  Cash                                                           $    6,235                   $    2,818
  Accounts receivable                                                12,868                        7,802
  Refundable income taxes                                               142                        1,420
  Inventories                                                       109,234                      100,639
  Prepaid catalog expenses                                           14,045                       13,242
  Other assets                                                          197                        1,165
                                                                  ---------                   ----------
                                                                    142,721                      127,086
                                                                 ----------                   ----------
Property and equipment:
  Projects in progress                                                2,124                          790
  Land and building                                                  23,388                       23,388
  Furniture and equipment                                            27,237                       27,240
                                                                  ---------                   ----------
                                                                     52,749                       51,418
  Less: Accumulated depreciation                                  (  17,144)                   (  15,833)
                                                                  ---------                    ----------
                                                                     35,605                       35,585
                                                                  ---------                    ----------
  Deferred Income Taxes                                                 931                          154
                                                                  ---------                    ----------
  Intangible assets - net                                               747                          816
                                                                  ---------                    ----------
                                                                  $ 180,004                   $  163,641
                                                                  =========                   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                                $  52,509                    $  44,472
  Notes payable to bank                                              68,550                        9,500
  Current portion of long-term obligations                           20,400                        1,400
  Other current liabilities                                           9,468                        8,877
                                                                  ---------                   ----------
                                                                    150,927                       64,249
                                                                  ---------                   ----------
Long-term obligations                                                     -                       69,000
                                                                  ---------                   ----------
Preferred Redeemable Stock                                           20,000                       20,000
                                                                  ---------                   ----------
Shareholders' equity:
  Class B preferred stock                                                 -                            -
  Common stock                                                           32                           32
  Additional paid-in capital                                         12,630                       12,564
  Accumulated deficit                                              (  2,985)                  (    1,604)
  Less notes receivable from stockholders                          (    600)                  (      600)
                                                                   --------                   ----------
                                                                      9,077                       10,392
                                                                   --------                   ----------
                                                                   $180,004                   $  163,641
                                                                   ========                   ==========

The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                    (Unaudited)

                                                                               Thirteen Weeks Ended
                                                                        ----------------------------------
                                                                        September 30,         October 1,
                                                                           1995                 1994
                                                                         --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $  ( 1,106)            $  1,717

Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                            1,380                1,361
    Deferred income taxes                                                  (   777)                 468

Changes in operating assets and liabilities:
     Accounts receivable                                                   ( 5,066)            (  6,892)
     Refundable income taxes                                                 1,278                  455
     Inventories                                                           ( 8,595)             (14,502)
     Prepaid catalog expenses                                                 (803)            (  2,729)
     Accounts payable                                                        8,037               21,442
     Other                                                                   1,284                1,914
                                                                        ----------            ---------
     Cash provided by (used for) operating activities                   $  ( 4,368)           $   3,234
                                                                        ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                       $  ( 1,331)           $(  1,487)
                                                                        ----------            ---------
     Cash used for investing activities                                 $  ( 1,331)           $(  1,487)
                                                                        ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments and proceeds from line of credit agreements         $    9,050            $   1,135
     Cash dividends on preferred stock                                           -             (    275)
     Net proceeds from issuance of common stock                                 66                   15
                                                                        ----------            ---------

     Cash provided by financing activities                              $    9,116            $     875
                                                                        ----------            ---------

INCREASE IN CASH                                                        $    3,417            $   2,622
CASH BEGINNING OF PERIOD                                                     2,818                2,337
                                                                        ----------            ---------

CASH END OF PERIOD                                                      $    6,235            $   4,959
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

Certain reclassifications may have been made to the fiscal 1995 consolidated financial statements presented herein to conform to the presentation for fiscal 1996. For more complete financial information, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the applicable notes that appear in the Company's 1995 Annual Report on Form 10K.

Certain of these notes are presented below to provide more current financial information.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies as previously presented in the Company's 1995 Annual Report on Form 10K are consistent with those policies in existence as of September 30, 1995.


NOTE 2 - BORROWING ARRANGEMENTS
LINE OF CREDIT -
The Company maintains a revolving line of credit with a Bank Group (the "Banks") whereby it may borrow up to $71.1 million subject to a borrowing base formula as discussed below. This credit facility is used for working capital needs and letters of credit. The agreement provides for borrowings at interest rates based on the prime rate and, prior to October 30, 1995, included a LIBOR-based rate option. In accordance with an amendment dated August 18, 1995, the revolving line matures on January 5, 1997 with a required reduction to $50 million for thirty days for the period from December 15, 1995 through February 1, 1996. As of September 30, 1995, $68.6 million was outstanding at interest rates ranging from 7.05 percent to 8.75 percent. A commitment fee of
0.375 percent is payable quarterly on the revolving line.

TERM LOAN -
In December 1992, the Company obtained a term loan for up to $20.0 million from the banks participating in the line of credit facility. In accordance with the terms of the most recent amendment dated August 18, 1995, the term loan matures on January 5, 1997 and has quarterly principal payments of $0.5 million commencing on March 1, 1996. The agreement provides for borrowings at interest rates based on the prime rate and, prior to October 30, 1995, included a LIBOR-based rate option (7.295 percent at September 30, 1995). As of September 30, 1995, $20.0 million was outstanding against the term loan.

See the discussion of financial covenant violations and waiver agreement below for the current status of the line of credit and term loan.

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


In December 1985, the Company obtained an industrial revenue bond of $3 million to finance facility expansion and equipment purchases. The bond requires annual principal payments of $400,000 through December 1995. Interest at 88 percent of the bond purchasing bank's reference rate is payable quarterly through December 1995. This rate was 7.7 percent at September 30, 1995. The interest rate is subject to modification upon any revision of the bondholder's effective tax rate due to changes in the income tax law. The bonds are secured by a mortgage and security interests on certain of the Company's real estate and equipment. Outstanding borrowings under this arrangement totalled $400,000 at September 30, 1995.

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

Due to the lower operating profit and net loss for the first quarter ended September 30, 1995, the Company did not meet the new monthly covenants related to profitability and tangible net worth. The Company and its lenders signed a waiver agreement pursuant to which the banks waived these financial covenant defaults until November 17, 1995. The waiver agreement limits the revolving line of credit to a maximum of $71.1 million and subjects the revolving line of credit to an inventory borrowing base formula which could reduce this maximum as inventory levels decline.

The Company is currently negotiating with the banks to extend the waiver period while the Company continues to pursue strategic and financial alternatives for securing additional sources of debt or equity financing or selling all or part of the Company. The Company has retained an outside financial advisor to assist management in the above process. While management believes that the waiver period will be extended to permit the Company to pursue these alternatives, and management has been contacted by several potential purchasers and/or investor candidates, there can be no assurance that the waiver period will extended or that any sale or financing will be consummated. The line of credit and term loan borrowings have been classified as short-term in the accompanying balance sheet at September 30, 1995 as there is no assurance that the banks will extend the waiver period or amend the agreement to cure the previous financial covenant violations.

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - EARNINGS PER SHARE
Primary earnings per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. Net income has been adjusted for dividends on the Series A Redeemable Preferred Stock. Fully diluted earnings per share amounts reflect the maximum dilution that would result from conversion of the Series A Redeemable Preferred Stock and exercise of stock options.


                                                                       Thirteen Weeks Ended
                                                                       --------------------
                                                            September 30,               October 1,
                                                                 1995                     1994
                                                               ----------              -----------
         Net income (loss) as reported                         $  (1,106)              $     1,717
           Preferred dividends                                    (  275)                  (   278)
                                                               ---------               -----------
           Primary income (loss)                               $  (1,381)              $     1,439

           Assumed conversions:
           Preferred dividends eliminated                            275                       278
                                                               ---------               -----------
           Fully diluted income (loss)                         $  (1,106)              $     1,717
                                                               =========               ===========

           Average number of common shares:
           Primary                                                 3,241                     3,279
                                                               =========               ===========
           Fully diluted                                           3,241                     4,752
                                                               =========               ===========


                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS




                             RESULTS OF OPERATIONS

Total Company net sales increased $10.3 million or 12.0 percent to $96.3 million for the thirteen weeks ended September 30, 1995 from $86.0 million for the thirteen weeks ended October 1, 1994. Catalog net sales decreased 9.7 percent to $59.5 million compared to $65.9 million during the prior year quarter. The decrease is attributable to decreased catalog circulation, elimination of selected promotions and lower than expected average order values.

Retail net sales increased 83.2 percent to $36.8 million compared to $20.1 million reported in the first quarter of fiscal year 1995. The increase in
sales   resulted partially from the addition of new retail stores in Flint,
Grand Rapids, Saginaw, Taylor, Pontiac and Utica, Michigan, Merrillville, Indiana and LaCrosse, Wisconsin. On a comparable basis, Gander Mountain's retail stores in business more than one year had sales decreases of 1.2 percent. The decrease is attributable to the unseasonably warm weather in our major customer area, the Midwest.

During the quarter, gross profit increased $0.9 million or 3.1 percent over the same period last year. The gross margin increase is attributable to the higher sales volume, offset by lower gross margins. Catalog gross margin decreased $3.6 million to $18.1 million while retail's gross margin increased $4.5 million to $10.8 million. The Company's gross profit margin as a percent of sales for the first quarter of 1995 was 30.0 percent compared to 32.6 percent for the same period last year. Catalog gross profit margins decreased from
32.9 percent of sales in the first quarter of fiscal year 1995 to 30.4 percent in fiscal year 1996 and retail gross profit margins decreased from 31.6 percent in the first quarter of fiscal year 1995 to 29.3 percent in fiscal year 1996. The decline in gross profit margins is attributable to a greater percentage of lower margined hardline products in the sales mix as apparel sales slowed due to the unseasonably warm weather and increased promotional activity.

Operating expenses for the quarter were $28.8 million or 19.3 percent greater than in the first quarter of fiscal year 1995. As a percentage of net sales, operating costs increased from 28.1 percent to 29.9 percent reflecting lower than planned catalog sales and higher paper prices and postal rates.

Other expense for the quarter was $1.9 million or 85.0 percent above prior year results. The increase is due to higher interest costs associated with the increased borrowings against the Company's short term line of credit and term loan. The increase in borrowings is due to higher financing required for the retail store expansion program and higher average inventory levels.

Net loss for the thirteen weeks ended September 30, 1995 was $1.1 million compared to net income of $1.7 million reported in the first quarter of fiscal year 1995. The fully diluted loss per share of 43 cents per share compares to income of 36 cents per share reported in the prior year quarter.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS




                        LIQUIDITY AND CAPITAL RESOURCES


The Company's primary on-going cash requirements are for inventory purchases, catalog expenses and capital expenditures. The Company meets these cash requirements through borrowings against a revolving line of credit. In accordance with an amendment dated August 18, 1995, the revolving line matures on January 1, 1997 with a required reduction to $50 million for thirty consecutive days for the period December 15, 1995 through February 1, 1996. In addition, the Company is currently prohibited under the amendment from paying any preferred or common dividends or exchanging the Series A Redeemable Preferred Stock for subordinated notes. The Company also has a term loan of $20 million and utilizes vendor financing through trade payables to service ongoing financial obligations. Additionally, the Company leases its retail facilities and certain other equipment.

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

Due to the lower operating profit and net loss for the first quarter ended September 30, 1995, the Company did not meet the new monthly covenants related to profitability and tangible net worth. The Company and its lenders signed a waiver agreement pursuant to which the banks waived these financial covenant defaults until November 17, 1995. The waiver agreement limits the revolving line of credit to a maximum of $71.1 million and subjects the revolving line of credit to an inventory borrowing base formula which could reduce this maximum as inventory levels decline.

The Company is currently negotiating with the banks to extend the waiver period while the Company continues to pursue strategic and financial alternatives for securing additional sources of debt or equity financing or selling all or part of the Company. The Company has retained an outside financial advisor to assist management in the above process. While management believes that the waiver period will be extended to permit the Company to pursue these alternatives,and management has been contacted by several potential purchasers and/or investor candidates, there can be no assurance that the waiver period will extended or that any sale or financing will be consummated. The line of credit and term loan borrowings have been classified as short-term in the accompanying balance sheet at September 30, 1995 as there is no assurance that the banks will extend the waiver period or amend the agreement to cure the previous financial covenant violations.

The Company's accounts receivable fell from $14.0 million at October 1, 1994 to $12.9 million at September 30, 1995 due to a reduction in the receivable balance associated with the Company's deferred payment plan as a result of a decrease in catalog's sales volume.

The Company's inventories rose from $83.5 million at October 1, 1994 to $109.2 million at September 30, 1995 due to the increased sales volume, the stocking of nine new stores and Company efforts to improve serviceability.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS




                        LIQUIDITY AND CAPITAL RESOURCES



The Company's accounts payable increased from $44.7 million to $52.5 million due to the increase in inventory levels and increased vendor financing.

Capital expenditures for the thirteen weeks ended September 30, 1995 were $1.3 million compared with $1.5 million for the thirteen weeks ended October 1, 1994. The decrease is a result of higher infrastructure expenditures in the prior year quarter. The current year expenditures are primarily the result of leasehold improvements associated with the openings of two retail stores in the Company's first quarter and on-going development of computer software systems and acquisition of related computer hardware.


                                  SEASONALITY


The Company's business is seasonal with greater revenues historically being generated during the first half of the fiscal year. As a result, revenues for the three month period ending September 30, 1995 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Not applicable to the Company at September 30, 1995

ITEM 2.  CHANGES IN SECURITIES

    Not applicable to the Company at September 30, 1995

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable to the Company at September 30, 1995

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable to the Company at September 30, 1995

ITEM 5.  OTHER INFORMATION

    Not applicable to the Company at September 30, 1995

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

         Not applicable to the Company at September 30, 1995

    (b) Form 8-K

        On August 24, 1995, the Company filed a report on Form 8-K under Item 5, reporting that it had entered into an amendment of its credit facility.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Gander Mountain, Inc.



Date:  November 14, 1995                By:     /s/ Kenneth C. Bloom
                                                ---------------------------
                                                Executive Vice President
                                                and Chief Financial Officer