Form 10-Q
period 1995-12-30
GANDER MOUNTAIN INC
filed 1996-02-13
CIK 789598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 30, 1995                    Commission File Number
                                                       0-14579



                             Gander Mountain, Inc.
             (Exact name of registrant as specified in its charter)





                   Wisconsin                                 39-1742710
         (State or other jurisdiction of        (IRS Employer Identification
          incorporation or organization)        No.)



               P.O. Box 128, Highway W, Wilmot, Wisconsin  53192
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  414-862-2331

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

On December 30, 1995, there were outstanding 3,251,879 shares of the Registrant's $.01 par value common stock.

                             GANDER MOUNTAIN, INC.

                                   FORM 10-Q

                               DECEMBER 30, 1995



                                  REPORT INDEX




                                                                          PAGE

PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the Thirteen
  Weeks Ended December 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Operations for the Twenty-Six
  Weeks Ended December 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . .   4

Consolidated Balance Sheets at December 30, 1995
  and July 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the Twenty-Six
  Weeks Ended December 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . .   6

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .   7

Management's Discussion and Analysis of Financial
   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                             GANDER MOUNTAIN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                (Unaudited)
                                                                           Thirteen Weeks Ended
                                                                          ---------------------------
                                                                December 30,                December 31,
                                                                    1995                       1994
                                                                 ----------                 ----------
Net sales                                                       $ 120,818                     $ 114,566
Cost of goods sold                                                 82,773                        75,952
                                                               -----------                 ------------

  Gross profit                                                     38,045                        38,614

Selling, general and administrative expenses                       32,759                        31,290
                                                               -----------                 ------------

Income from operations                                              5,286                         7,324
                                                               -----------                 ------------

Other expense:
  Net interest expense                                              1,747                           912
  Other - net                                                         166                            53
                                                               -----------                 ------------
                                                                    1,913                           965
                                                               -----------                 ------------
Income before income taxes                                          3,373                         6,359

Provision for income taxes                                          1,300                         2,607
                                                               -----------                 ------------

Net income                                                      $   2,073                     $   3,752
                                                               ===========                 ============

Earnings per share: (See Note 3)
    Primary                                                     $    0.55                     $    1.02
                                                                ==========                  ===========
    Fully diluted                                               $    0.44                     $    0.77
                                                                ==========                  ===========


The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                (Unaudited)
                                                                           Twenty-Six Weeks Ended
                                                                    ----------------------------------
                                                                December 30,                December 31,
                                                                    1995                       1994
                                                                 ----------                 ----------
Net sales                                                       $ 217,097                    $200,539
Cost of goods sold                                                150,178                     133,916
                                                               -----------                 ------------

  Gross profit                                                     66,919                      66,623

Selling, general and administrative expenses                       61,545                      55,424
                                                               -----------                 ------------

Income from operations                                              5,374                      11,199
                                                               -----------                 ------------

Other expense:
  Net interest expense                                              3,518                       1,818
  Other - net                                                         267                         160
                                                               -----------                 ------------
                                                                    3,785                       1,978
                                                              ------------                 ------------
Income before income taxes                                          1,589                       9,221

Provision for income taxes                                            622                       3,752
                                                               -----------                 ------------

Net income                                                      $     967                    $  5,469
                                                              ============                 ============

Earnings per share: (See Note 3)

    Primary                                                     $    0.13                    $    1.47
                                                              ============                 ============

    Fully diluted                                               $    0.13                    $    1.12
                                                               ===========                 ============




The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 (Unaudited)
                                                                   December 30,                 July 1,
                                                                     1995                        1995
                                                               ---------------             ---------------
ASSETS
------
Current assets:
  Cash                                                           $     6,729                  $    2,818
  Accounts receivable                                                 10,313                       7,802
  Refundable income taxes                                                142                       1,420
  Inventories                                                         83,208                     100,639
  Prepaid catalog expenses                                             4,516                      13,242
  Other assets                                                           198                       1,165
                                                                 -----------                  ----------
                                                                     105,106                     127,086
                                                                 -----------                  ----------
Property and equipment:
  Projects in progress                                                 2,684                         790
  Land and building                                                   23,388                      23,388
  Furniture and equipment                                             27,237                      27,240
                                                                 -----------                  ----------
                                                                      53,309                      51,418
  Less: Accumulated depreciation                                   (  18,470)                  (  15,833)
                                                                 -----------                 -----------
                                                                      34,839                      35,585
                                                                 -----------                 -----------
  Deferred Income Taxes                                                   -                          154
                                                              --------------                ------------
  Intangible assets - net                                                679                         816
                                                                ------------                ------------
                                                                 $   140,624                  $  163,641
                                                                 ===========                  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                              $    31,048                  $   44,472
   Notes payable to bank                                              45,600                       9,500
   Current portion of long-term obligations                           20,000                       1,400
   Other current liabilities                                          13,079                       8,877
                                                                 -----------                  ----------
                                                                     109,727                      64,249
                                                                 -----------                  ----------
Long-term obligations                                                     -                       69,000
                                                                 -----------                  ----------
Preferred Redeemable Stock                                            20,000                      20,000
                                                                 -----------                  ----------
Shareholders' equity:
   Class B preferred stock                                                -                           -
   Common stock                                                           32                           32
   Additional paid-in capital                                         12,655                       12,564
   Accumulated deficit                                             (   1,190)                  (    1,604)
   Less notes receivable from stockholders                        (      600)                 (       600)
                                                                 -----------                  -----------
                                                                       10,897                      10,392
                                                                 ------------                 -----------
                                                                  $   140,624                 $   163,641
                                                                 ============                 ===========

The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   (Unaudited)
                                                                              Twenty-Six Weeks Ended
                                                                          -----------------------------
                                                                         December 30,          December 31,
                                                                          1995                    1994
                                                                      ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $      967            $   5,469

Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Depreciation and amortization                                              2,774                2,469
  Deferred income taxes                                                        154                1,717

Changes in operating assets and liabilities:
  Accounts receivable                                                      ( 2,511)             (14,807)
  Refundable income taxes                                                    1,278                1,325
  Inventories                                                               17,431              ( 3,510)
  Prepaid catalog expenses                                                   8,726                8,736
  Accounts payable                                                         (13,424)               6,349
  Other                                                                      4,616                4,057
                                                                        ----------            ---------
  Cash provided by operating activities                                 $   20,011            $  11,805
                                                                        ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                          $  ( 1,891)           $ ( 4,947)
                                                                        ----------            ---------
  Cash used for investing activities                                    $  ( 1,891)           $ ( 4,947)
                                                                        ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on line of credit agreements                           $  (13,900)           $ ( 3,868)
  Net repayments on long-term obligations                                  (   400)             (   400)
  Cash dividends on preferred stock                                             -               (   550)
  Net proceeds from issuance of common stock                                    91                  235
                                                                        ----------            ---------

  Cash used for financing activities                                    $  (14,209)           $ ( 4,583)
                                                                        -----------           ---------

INCREASE IN CASH                                                        $    3,911            $   2,275
CASH BEGINNING OF PERIOD                                                     2,818                2,337
                                                                        ----------            ---------

CASH END OF PERIOD                                                      $    6,729            $   4,612
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

Certain reclassifications may have been made to the fiscal 1995 consolidated financial statements presented herein to conform to the presentation for fiscal 1996. For more complete financial information, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the applicable notes that appear in the Company's 1995 Annual Report on Form 10-K.

Certain of these notes are presented below to provide more current financial information.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies as previously presented in the Company's 1995 Annual Report on Form 10-K are consistent with those policies in existence as of December 30, 1995.


NOTE 2 - BORROWING ARRANGEMENTS
LINE OF CREDIT -
The Company maintains a revolving line of credit with a Bank Group (the "Banks") whereby it may borrow up to $56.0 million subject to a borrowing base formula as discussed below. This credit facility is used for working capital needs and letters of credit. The agreement provides for future borrowings at interest rates based on the prime rate. In accordance with an amendment dated August 18, 1995, the revolving line matures on January 5, 1997. As of December 30, 1995, $45.6 million was outstanding at interest rates ranging from 7.05 percent to 8.75 percent. A commitment fee of 0.375 percent is payable quarterly on the revolving line.

TERM LOAN -
In December 1992, the Company obtained a term loan for up to $20.0 million from the banks participating in the line of credit facility. In accordance with the terms of the amendment dated August 18, 1995, the term loan matures on January 5, 1997 and has quarterly principal payments of $0.5 million commencing on March 1, 1996. The agreement provides for borrowings at interest rates based on the prime rate. As of December 30, 1995, $20.0 million was outstanding against the term loan.

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

Due to the lower operating profit for the first half ended December 30, 1995, the Company did not meet the new monthly covenants related to profitability, current ratio and tangible net worth. The Company and its lenders signed successive amendments, the most recent dated January 23, 1996, pursuant to which the banks waived these financial covenant defaults until February 14, 1996. The waiver agreement limits the revolving line of credit to a maximum of $56.0 million and subjects the revolving line of credit to a borrowing base formula which could reduce this maximum as inventory and accounts receivable levels decline.

The Company is currently negotiating with the banks to extend the waiver period while the Company continues to pursue strategic and financial alternatives for securing additional sources of debt or equity financing or selling all or part of the Company. There can be no assurance that the waiver period will be extended or that any sales or financing will be consummated. The line of credit and term loan borrowings have been classified as short-term in the accompanying balance sheet at December 30, 1995, as there is no assurance that the banks will extend the waiver period beyond one year or amend the agreement to cure the previous financial covenant violations.

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

                                         Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                      ----------------------------            -----------------------------
                                      December 30,      December 31,         December 30,        December 31,
                                        1995               1994                  1995               1994
                                     ------------       -----------          ----------          ----------
Net income as reported              $     2,073        $   3,752            $       967         $     5,469
  Preferred dividends                   (   278)         (   275)              (    553)           (    553)
                                     ----------        ---------            -----------         -----------
    Primary income                  $     1,795        $   3,477            $       414         $     4,916

 Assumed conversions:
  Preferred dividends
   eliminated                               278              275                    553                 553
                                     ----------        ---------            -----------         -----------
  Fully diluted income               $    2,073        $   3,752            $       967         $     5,469
                                     ===========       =========            ===========         ===========

 Average number of
    common shares:
    Primary                               3,251            3,405                  3,263               3,338
                                     ==========        =========            ===========         ===========
    Fully diluted                         4,708            4,860                  4,717               4,865
                                     ==========        =========            ===========         ===========


                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS


COMPARISON OF SECOND QUARTER FISCAL 1996 TO SECOND QUARTER FISCAL 1995
Total Company net sales increased $6.3 million or 5.5 percent to $120.8 million for the thirteen weeks ended December 30, 1995 from $114.6 million for the same quarter in the prior year. Catalog net sales decreased 15.0 percent to $68.2 million compared to $80.2 million during the prior year quarter. The decrease is attributable to decreased catalog circulation, elimination of selected promotions and lower than expected average order values.

Retail net sales increased 53.1 percent to $52.6 million compared to $34.4 million reported in the second quarter of fiscal year 1995. The increase in sales resulted partially from the addition of six new retail stores in LaCrosse, Wisconsin, Grand Rapids, Saginaw, Taylor and Pontiac, Michigan and Maple Grove, Minnesota. On a comparable basis, Gander Mountain's retail stores in business more than one year had a sales decrease of 4.5 percent versus an increase of 5.8 percent in the year-earlier quarter. Gander Mountain had 17 retail stores in operation at the end of the current quarter versus 11 at the end of the year-ago quarter.

During the quarter, gross profit decreased $0.6 million or 1.5 percent from the same period last year. Catalog gross profit decreased $5.4 million to $22.0 million while retail gross profit increased $4.8 million to $16.1 million. The Company's gross profit margin for the thirteen weeks ended December 30, 1995 was 31.5 percent compared to 33.7 percent for the prior year quarter. Catalog gross profit margins decreased to 32.2 percent of sales in the second quarter of fiscal year 1996 from 34.1 percent in fiscal year 1995 while retail gross profit margins decreased to 30.5 percent in the second quarter of fiscal year 1996 from 32.7 percent in fiscal year 1995. The decreases in gross margin rate reflects increased promotional activity and, to a lesser extent, unfavorable merchandise mix.

Operating expenses for the quarter were $32.8 million or 27.1 percent of sales compared to $31.3 million or 27.3 percent of sales in the second quarter of fiscal year 1995. Increases in operating expenses resulted principally from increased labor and advertising expense associated with the six new retail stores opened, offset slightly by reduced catalog expenses associated with reduced circulation.

Other expense for the quarter was $1.9 million compared to $1.0 million in the prior year. The increase is due to higher interest costs associated with the increased borrowings against the Company's short term line of credit and term loan. The increase in borrowings is due to higher financing required for the retail store expansion and higher average inventory levels.

Net income for the thirteen weeks ended December 30, 1995 was $2.1 million compared to $3.8 million reported in the second quarter of fiscal year 1995. The fully diluted earnings per share was 44 cents per share compared to 77 cents per share reported in the prior year quarter.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS


COMPARISON OF FIRST TWENTY-SIX WEEKS OF FISCAL 1996 TO FIRST TWENTY-SIX WEEKS OF FISCAL 1995
Total Company net sales increased $16.6 million or 8.3 percent to $217.1 million for the twenty-six weeks ended December 30, 1995 from $200.5 million for the same period in the prior year. Catalog net sales decreased
12.6 percent to $127.7 million compared to $146.1 million during the prior year. The decrease is attributable to decreased catalog circulation, elimination of selected promotions and lower than expected average order values.

Retail net sales increased 64.2 percent to $89.4 million compared to $54.5 million reported in the first twenty-six weeks of fiscal year 1995. The increase in sales resulted primarily from the addition of new retail stores in LaCrosse, Wisconsin, Grand Rapids, Saginaw, Taylor and Pontiac, Michigan and Maple Grove, Minnesota. Also, on a comparable basis, Gander Mountain's retail stores in business more than one year had sales decreases of 3.1 percent versus an increase of 7.5 percent in fiscal year 1995. The decrease is attributable to an overall sluggish retail environment.

During the first twenty-six weeks of fiscal year 1996, gross profit increased $0.3 million or 0.4 percent over the same period last year. The gross profit increase is attributable to the higher sales volume, offset by a lower gross margin rate. Catalog gross profit decreased $9.0 million to $40.1 million while retail gross profit increased $9.3 million to $26.9 million. The Company's gross profit margin for the twenty-six weeks ended December 30, 1995 decreased to 30.8 percent compared to 33.2 percent in the same period last year. Catalog gross profit margins decreased to 31.4 percent for the first half of fiscal year 1996 from 33.6 percent in the first half of fiscal year 1995 and retail gross profit decreased to 30.0 percent in the first half of fiscal year 1996 from 32.3 percent in fiscal year 1995. The decrease in gross margin rate reflects increased promotional activity and, to a lesser extent, unfavorable merchandise mix.

Operating expenses for the first half of fiscal year 1996 were $61.5 million or
28.3 percent of sales compared to $55.4 million or 27.6 percent of sales in the first half of fiscal year 1995. Increases in operating expenses resulted principally from labor expenses associated with the higher retail sales volume associated with six additional stores, offset by reduced catalog expenses associated with the decrease in catalog circulation.

Other expense was $3.8 million compared to $2.0 million in the first half of the prior year. The increase is due to higher interest costs associated with the increased borrowings against the Company's short term line of credit and term loan. The increase in borrowings is due to higher financing required for the retail store expansion and higher average inventory levels.

Net income for the twenty-six weeks ended December 30, 1995 was $1.0 million compared to $5.5 million reported in the first half of fiscal year 1995. The fully diluted earnings per share was $0.13 per share compared to $1.12 per share reported in the prior year period.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES


The Company's primary on-going cash requirements are for inventory purchases, catalog expenses and capital expenditures. The Company meets these cash requirements through borrowings against a revolving line of credit. In accordance with an amendment dated August 18, 1995, the revolving line matures on January 5, 1997 and the Company is currently prohibited from paying any preferred or common dividends or exchanging the Series A Redeemable Preferred Stock for subordinated notes. The Company also has a term loan of $20 million and utilizes vendor financing through trade payables to service ongoing financial obligations. Additionally, the Company leases its retail facilities and certain other equipment.

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

Due to the lower operating profit for the first half ended December 30, 1995, the Company did not meet the new monthly covenants related to profitability, current ratio and tangible net worth. The Company and its lenders signed successive amendments, the most recent dated January 23, 1996, pursuant to which the banks waived these financial covenant defaults until February 14, 1996. The waiver agreement limits the revolving line of credit to a maximum of $56.0 million and subjects the revolving line of credit to a borrowing base formula which could reduce this maximum as inventory and accounts receivable levels decline.

The Company is currently negotiating with the banks to extend the waiver period while the Company continues to pursue strategic and financial alternatives for securing additional sources of debt or equity financing or selling all or part of the Company. There can be no assurance that the waiver period will be extended or that any sales or financing will be consummated. The line of credit and term loan borrowings have been classified as short-term in the accompanying balance sheet at December 30, 1995, as there is no assurance that the banks will extend the waiver period beyond one year or amend the agreement to cure the previous financial covenant violations.

The Company's accounts receivable decreased from $21.9 million at December 31, 1994 to $10.3 million at December 30, 1995 due to a reduction in the receivable balance associated with the Company's deferred payment plan as a result of a decrease in catalog's sales volume and not offering the deferred payment plan on some catalogs.

The Company's inventories rose from $72.5 million at December 31, 1994 to $83.2 million at December 30, 1995 due primarily to the stocking of six new stores.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES


The Company's accounts payable increased slightly from $29.6 million at December 31, 1994 to $31.0 million at December 30, 1995 due primarily to the increase in inventory levels.

Capital expenditures for the twenty-six weeks ended December 30, 1995 were $1.9 million compared with $5.0 million for the twenty-six weeks ended December 30, 1995. The decrease is a result of higher infrastructure expenditures in the first half of fiscal year 1995. The current year expenditures are primarily the result of leasehold improvements associated with the openings of two retail stores in the Company's first quarter and on-going development of computer software systems and acquisition of related computer hardware.


                                  SEASONALITY


The Company's business is seasonal with greater revenues historically being generated during the first half of the fiscal year. As a result, revenues for the twenty-six week period ending December 30, 1995 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Not applicable to the Company at December 30, 1995

ITEM 2.  CHANGES IN SECURITIES

    Not applicable to the Company at December 30, 1995

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital resources," the waiver of the financial covenant defaults under the credit facility expires on February 14, 1996.

     (b) As of December 15, 1995 (the last dividend payment date prior to the date of this report) $818 thousand of accrued dividends on the Company's
Series A Redeemable Preferred Stock are unpaid. Dividends on such Preferred Stock accrue at the rate of $275 thousand for each three month dividend period. The terms of the credit facility prohibit the payment of dividends on such Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable to the Company at December 30, 1995

ITEM 5.  OTHER INFORMATION

    Not applicable to the Company at December 30, 1995

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Not applicable to the Company at December 30, 1995

     (b) Form 8-K

         Not applicable to the Company at December 30, 1995

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Gander Mountain, Inc.


Date: February 13, 1996                      By:     /s/ Kenneth C. Bloom
      -----------------                             ----------------------------
                                                    Executive Vice President
                                                    and Chief Financial Officer