Form 10-Q/A
period 1995-12-30
GANDER MOUNTAIN INC
filed 1996-02-20
CIK 789598

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

    Not applicable to the Company at December 30, 1995

ITEM 5.  OTHER INFORMATION

    Not applicable to the Company at December 30, 1995

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:


Exhibit
Number    Description
-------   -----------
 10.10 Second Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement

 10.11 Third Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement

 10.12 Fourth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement

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