Form 10-Q
period 1996-03-30
GANDER MOUNTAIN INC
filed 1996-05-14
CIK 789598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended March 30, 1996            Commission File Number 0-14579



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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               ----            -----

On March 30, 1996, there were outstanding 3,255,407 shares of the Registrant's $.01 par value common stock.

                             GANDER MOUNTAIN, INC.

                                   FORM 10-Q

                                 MARCH 30, 1996



                                  REPORT INDEX




                                                                   PAGE
PART I - FINANCIAL INFORMATION                                     -----

Consolidated Statements of Operations for the Thirteen
 Weeks Ended March 30, 1996 and April 1, 1995...................     3

Consolidated Statements of Operations for the Thirty-Nine
 Weeks Ended March 30, 1996 and April 1, 1995...................     4

Consolidated Balance Sheets at March 30, 1996
 and July 1, 1995...............................................     5

Consolidated Statements of Cash Flows for the Thirty-Nine
 Weeks Ended March 30, 1996 and April 1, 1995...................     6

Notes to Unaudited Consolidated Financial Statements............     7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations............................    11



PART II - OTHER INFORMATION.....................................    17

Signatures......................................................    18


                             GANDER MOUNTAIN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                               (Unaudited)
                                                                           Thirteen Weeks Ended
                                                                    ----------------------------------
                                                                    March 30,                 April 1,
                                                                      1996                     1995
                                                                    --------                  --------
Net Sales                                                            $47,389                   $43,355
Cost of goods sold                                                    35,837                    30,598
                                                                    --------                  --------

    Gross profit                                                      11,552                    12,757

Selling, general and administrative expenses                          19,613                    19,605
Special charge                                                         5,300                    11,510
                                                                    --------                  --------

Loss from operations                                                 (13,361)                  (18,358)
                                                                    --------                  --------

Other expense:
    Net interest expense                                               1,488                     1,110
    Other - net                                                          139                       343
                                                                    --------                  --------
                                                                       1,627                     1,453
                                                                    --------                  --------

Loss before income taxes                                             (14,988)                  (19,811)

Income tax benefit                                                      (214)                   (7,689)
                                                                    --------                  --------

    Net loss                                                         (14,774)                  (12,122)

Preferred redeemable stock dividends                                     278                       278
                                                                    --------                  --------

    Net loss to common shareholders                                 ($15,052)                 ($12,400)
                                                                    ========                  ========

Loss per share:  (See Note 7)

    Primary                                                           ($4.63)                   ($3.82)
                                                                    ========                  ========

    Fully diluted                                                     ($4.63)                   ($3.82)
                                                                    ========                  ========



The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                         (Unaudited)
                                                                                   Thirty-Nine Weeks Ended
                                                                                ----------------------------
                                                                                March 30,           April 1,
                                                                                 1996                 1995
                                                                                --------            --------
Net Sales                                                                       $264,486            $243,895
Cost of goods sold                                                               186,014             164,515
                                                                                --------            --------

    Gross profit                                                                  78,472              79,380

Selling, general and administrative expenses                                      81,159              75,029
Special charge                                                                     5,300              11,510
                                                                                --------            --------

Loss from operations                                                              (7,987)             (7,159)
                                                                                --------            --------

Other expense:
    Net interest expense                                                           5,006               2,928
    Other - net                                                                      406                 503
                                                                                --------            --------
                                                                                   5,412               3,431
                                                                                --------            --------

Loss before income taxes                                                         (13,399)            (10,590)

Income tax provision (benefit)                                                       408              (3,936)
                                                                                --------            --------

    Net loss                                                                     (13,807)             (6,654)

Preferred redeemable stock dividends                                                 832                 831
                                                                                --------            --------

    Net loss to common shareholders                                             ($14,639)            ($7,485)
                                                                                ========            ========

Loss per share:  (See Note 7)

    Primary                                                                       ($4.51)             ($2.32)
                                                                                ========            ========

    Fully diluted                                                                 ($4.51)             ($2.32)
                                                                                ========            ========



The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                            (Unaudited)
                                                                                    ----------------------------
                                                                                    March 30,            July 1,
                                                                                      1996                1995
                                                                                    ---------           --------
ASSETS

Current assets:
    Cash                                                                               $5,278             $2,818
    Accounts receivable                                                                 5,076              7,802
    Refundable income taxes                                                               -                1,420
    Inventories                                                                        69,828            100,639
    Prepaid catalog expenses                                                            3,723             13,242
    Other assets                                                                          136              1,165
                                                                                    ---------           --------
                                                                                       84,041            127,086
                                                                                    ---------           --------

Property and equipment:
    Projects in progress                                                                2,882                790
    Land and building                                                                  23,362             23,388
    Furniture and equipment                                                            27,205             27,240
                                                                                    ---------           --------
                                                                                       53,449             51,418
    Less: Accumulated depreciation                                                    (19,752)           (15,833)
                                                                                    ---------           --------
                                                                                       33,697             35,585
                                                                                    ---------           --------

    Deferred Income Taxes                                                                 -                  154
                                                                                    ---------           --------
    Intangible assets - net                                                               610                816
                                                                                    ---------           --------
                                                                                     $118,348           $163,641
                                                                                    =========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                   25,021             44,472
    Notes payable to bank                                                              47,459              9,500
    Current portion of long-term obligations                                           19,500              1,400
    Other current liabilities                                                          10,478              8,877
                                                                                    ---------           --------
                                                                                      102,458             64,249
                                                                                    ---------           --------

Long-term obligations                                                                     -               69,000
                                                                                    ---------           --------

Preferred Redeemable Stock                                                             20,000             20,000
                                                                                    ---------           --------

Shareholders' Equity (Deficit):
    Class B Preferred Stock                                                               -                 -
    Common stock                                                                           33                 32
    Additional paid-in capital                                                         12,650             12,564
    Accumulated deficit                                                               (16,243)            (1,604)
    Less notes receivable from stockholders                                              (550)              (600)
                                                                                    ---------           --------
                                                                                       (4,110)            10,392
                                                                                    ---------           --------
                                                                                     $118,348           $163,641
                                                                                    =========           ========


The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                   (Unaudited)
                                                                                             Thirty-Nine Weeks Ended
                                                                                         ----------------------------------
                                                                                         March 30,                 April 1,
                                                                                           1996                      1995
                                                                                         ---------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                 ($13,807)                 ($6,654)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
    Depreciation and amortization                                                           4,125                    3,709
    Deferred income taxes                                                                     154                   (1,696)
    Special Charge                                                                          5,300                   11,510
Changes in operating assets and liabilities:
    Accounts receivable                                                                     2,726                   (2,284)
    Refundable income taxes                                                                 1,420                    1,089
    Inventories                                                                            25,511                  (21,399)
    Prepaid catalog expenses                                                                9,519                    8,793
    Accounts payable                                                                      (19,451)                  (4,232)
    Other                                                                                   1,798                     (959)
                                                                                         ---------                 --------
    Cash provided by (used for) operating activities                                       17,295                  (12,123)
                                                                                         ---------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, plant and equipment                                           (2,031)                  (7,475)
                                                                                         ---------                 --------
    Cash used for investing activities                                                     (2,031)                  (7,475)
                                                                                         ---------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from (net repayments on) line
      of credit agreements                                                                (12,041)                  20,882
    Net repayments on long-term obligations                                                  (900)                    (400)
    Net proceeds from issuance of common stock                                                137                      278
    Cash dividends on preferred stock                                                          -                      (825)
    Notes receivable from stockholders                                                         -                       250
                                                                                         ---------                 --------
    Cash provided by (used for) financing activities                                      (12,804)                  20,185
                                                                                         ---------                 --------

INCREASE IN CASH                                                                            2,460                      587
CASH BEGINNING OF PERIOD                                                                    2,818                    2,337
                                                                                         ---------                 --------

CASH END OF PERIOD                                                                         $5,278                   $2,924
                                                                                         =========                 ========


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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies as previously presented in the Company's 1995 Annual Report on Form 10-K are consistent with those policies in existence as of March 30, 1996.


NOTE 2 - SUBSEQUENT EVENT
In April 1996, the Company signed a definitive agreement to sell selected catalog assets including the customer list, certain other intangible assets and selected inventory with a gross book value of approximately $27 million to Cabela's, Inc. for $35 million in cash. The sale is scheduled to close in May, 1996, subject to certain closing conditions. As a result of the sale, the Company is exiting the catalog business and winding-down its catalog operations during the fourth quarter of fiscal 1996. No additional catalogs are planned to be mailed and no new catalog inventory is being purchased. Catalog sales orders continue to be filled from the remaining catalog inventory although on a significantly reduced and declining basis from historical levels.

The catalog business exit strategy will include liquidation of the remaining catalog inventory not sold above (primarily through the retail stores), selling the fixed assets of the catalog business and selling the Company's combined headquarters, distribution and retail store facility in Wilmot, WI with the intent of leasing back the portion needed to operate the retail business. As a result of the sale and exit strategy, the Company will recognize a net charge in the fourth quarter of fiscal 1996 as the gain on sale described above will be offset by wind-down and transaction expenses which will include severance and other employee termination benefits, investment banking and legal fees, inventory liquidation charges, assets held for sale write-downs for catalog fixed assets and the Wilmot facility, and other related costs. As many of these costs are not fixed and determinable, and are subject to negotiations not yet complete, a quantified estimate is not reasonably available at this time.

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SPECIAL CHARGE
In an effort to generate additional funds from existing inventory stocks to reduce bank debt levels and provide short term liquidity, the Company developed a large scale inventory liquidation plan in the third quarter of fiscal 1996. Inventory which was discontinued from the standard merchandise mix and primarily out of season is progressively marked down and aggressively promoted at each of the stores. In addition, discontinued slower moving and aged inventory was transferred from the catalog division into the retail stores and included in the special liquidation plan which is expected to be substantially complete by June, 1996. Historically the majority of such inventory would have been sold above cost in the normal course throughout the year in the appropriate seasons.

As a result of the liquidation plan, the Company recorded a $5.3 million special charge to reduce this inventory to the estimated lower of cost or market value. The components of this special charge are as follows ($ in millions):

                                      Inventory                 Net
                                    Value at Cost   Charge  Inventory
                                    -------------  -------  ---------
           Retail Inventory            $8.5           $3.7     $4.8
           Catalog Inventory            3.8            1.6      2.2
                                    -------        -------   ------
           Total at Plan Inception    $12.3           $5.3     $7.0
           Reduction thru 3/30/96      (6.7)          (1.7)    (5.0)
                                    -------        -------   ------
           Balance at 3/30/96          $5.6           $3.6     $2.0
                                    =======        =======   ======



In fiscal 1995, the Company recorded an $11.5 million special charge comprised of $5.0 million for the Company's abandonment of certain internally developed software, $4.5 million for the write-down of certain aged inventory and $2.0 million for other catalog charges. At March 30, 1996, $1.4 million of this charge remained, consisting of $0.6 million write-down of aged inventory and $0.8 million for other catalog charges.

NOTE 4 - CASH
Included in cash at March 30, 1996 is a $1.6 million cash reserve held on deposit by the Company's credit card transaction processing bank for potential future credit card charge chargebacks. The Company believes that the amount of future chargebacks will not be material and is fully reserved for in other liabilities. Substantially all remaining cash, as such funds are collected and available, is applied directly each day against the outstanding revolving line of credit balance by the bank lenders as is their right under the current credit agreement. All cash outflows are advances against the revolving line of credit and subject to prior approval by the bank lenders.

                             GANDER MOUNTAIN, INC.




              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - BORROWING ARRANGEMENTS

The Company maintains a revolving line of credit with a Bank Group (the "Banks") whereby it may borrow up to $56.0 million at March 30, 1996, subject to a borrowing base formula as discussed below. In an amendment dated April 18, 1996, the $56.0 million was reduced to $47.0 million. This credit facility is used for working capital needs and letters of credit and provides for borrowings at the prime rate of interest. As of March 30, 1996, $47.5 million was outstanding at an interest rate of 8.25 percent. A commitment fee of 0.375 percent is payable quarterly on the revolving line.

In December 1992, the Company obtained a term loan for up to $20.0 million from the banks participating in the line of credit facility. The term loan has quarterly principal payments of $0.5 million commencing on March 1, 1996. The term loan bears interest at the prime rate. As of March 30, 1996, $19.5 million was outstanding against the term loan.

The revolving line of credit and term loan are secured by substantially all assets of the Company. In accordance with an amendment dated August 18, 1995, the Company's revolving line of credit and $20 million term loan mature on January 5, 1997. However, the Company is not in compliance with certain of the financial covenants related to these borrowings. The Company and the lenders have signed successive amendments waiving these defaults until the earlier of May 25, 1996 or the closing of the pending sale of the selected catalog division assets to Cabela's, Inc. as discussed in Note 2.

The current waiver agreement limits the revolving line of credit to a maximum of $47.0 million (a reduction from the previous $56.0 million), of which not more than $20.9 million can be post-April 15, 1996 borrowings. In addition to complying with a borrowing base formula (which could reduce the amount available as inventory and accounts receivable levels decline), additional borrowings after April 15, 1996 may not exceed the Company's cumulative net cash flows plus $1.0 million from that date. The waiver provides that proceeds from the sale of assets to Cabela's, Inc. must be used to reduce obligations to the lenders.

The Company is currently negotiating with the banks to extend the waiver period beyond the closing of the sale of assets to Cabela's, Inc. and increase the amount available for borrowing. Unless the waiver is further extended and the amount available is increased, the Company does not expect to be able to meet its current and projected cash needs over the near-term. There can be no assurance that the amount available will be increased or that the waiver will be extended. Accordingly, the revolving line of credit and term loan borrowings have been classified as short-term in the accompanying balance sheet at March 30, 1996.

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES
During the third quarter of fiscal 1996, the Company recorded a valuation allowance of $5.6 million to write down deferred tax assets to zero due to the level of uncertainty surrounding the Company's ability to generate sufficient future taxable earnings in order to utilize tax benefits.


NOTE 7 - EARNINGS PER SHARE
Primary earnings per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. Net income has been adjusted for dividends on the Series A Redeemable Preferred Stock. Fully diluted earnings per share amounts reflect the maximum dilution that would result from conversion of the Series A Redeemable Preferred Stock and exercise of stock options.



                         Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                        ----------------------  --------------------------
                         March 30,    April 1,     March 30,      April 1,
                              1996        1995          1996          1995
                        ----------  ----------  ------------  ------------
     Average number of
       common shares:
       Primary               3,252       3,243         3,247         3,229
                        ==========  ==========  ============  ============

       Fully diluted         3,252       3,243         3,247         3,229
                        ==========  ==========  ============  ============



                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


COMPARISON OF THIRD QUARTER FISCAL 1996 TO THIRD QUARTER FISCAL 1995
Total Company net sales increased $4.0 million or 9.3 percent to $47.4 million for the thirteen weeks ended March 30, 1996 from $43.4 million for the same quarter in the prior year.

Catalog net sales decreased 14.3 percent to $23.4 million compared to $27.3 million during the prior year quarter. The decrease is attributable to decreased catalog circulation, elimination of selected promotions and lower than expected average order values. As discussed in Note 2, the Company signed a definitive agreement in April, 1996 to sell selected catalog assets including the customer list, certain other intangible assets and selected inventory with a gross book value of approximately $27 million to Cabela's, Inc., for $35 million in cash. The sale is scheduled to close in May, 1996, subject to certain closing conditions. As a result of the sale, the Company is exiting the catalog business and winding-down its catalog operations during the fourth quarter of fiscal 1996. No additional catalogs are planned to be mailed and no new catalog inventory is being purchased. Catalog sales orders continue to be filled from the remaining catalog inventory although on a significantly reduced and declining basis from historical levels.

Retail net sales increased 49.6 percent to $24.0 million compared to $16.0 million reported in the third quarter of fiscal year 1995. The increase in sales resulted from the addition of six new retail stores in LaCrosse, Wisconsin, Grand Rapids, Saginaw, Taylor and Pontiac, Michigan and Maple Grove, Minnesota and a large scale inventory liquidation plan where inventory which was discontinued from the standard merchandise mix and primarily out of season is progressively marked down and aggressively promoted at each of the stores. In addition, discontinued slower moving and aged inventory was transferred from the catalog division into the retail stores and included in the special liquidation plan which began in late February and is expected to be substantially complete by June, 1996. On a comparable basis, Gander Mountain's retail stores in business more than thirteen months had a sales increase of 0.2 percent versus an increase of 3.0 percent in the year-earlier quarter. Excluding the sales impact of the special inventory liquidation plan noted above, the Company believes comparable sales would have declined significantly. Gander Mountain had 17 retail stores in operation at the end of the current quarter versus 11 at the end of the year-ago quarter.

The Company believes its sales during the third quarter of fiscal 1996 were adversely affected by the Company's inability to obtain inventory on open account with many vendors and the cancellation of merchandise shipments by several vendors for the spring season which began in late February. As discussed more fully in the liquidity and capital resources section, these conditions and the related adverse impact on sales have worsened in the fourth quarter with comparable store sales running significantly below the prior year levels.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


COMPARISON OF THIRD QUARTER FISCAL 1996 TO THIRD QUARTER FISCAL 1995
During the quarter, gross profit decreased $1.2 million or 9.4 percent from the same period last year. Catalog gross profit decreased $1.7 million to $6.3 million while retail gross profit increased $0.5 million to $5.3 million. The Company's gross profit margin for the thirteen weeks ended March 30, 1996 was
24.4 percent compared to 29.4 percent for the prior year quarter. Catalog gross profit margins decreased to 26.7 percent of sales in the third quarter of fiscal year 1996 from 28.9 percent in fiscal year 1995 reflecting primarily increased promotional activity. Retail gross profit margins decreased to 22.1 percent in the third quarter of fiscal year 1996 from 30.3 percent in fiscal year 1995 primarily due to the effect of the special inventory liquidation plan sales at cost and, to a lesser extent, increased promotional activity.

Selling, general and administrative expenses for the quarter were $19.6 million or 41.4 percent of sales compared to $19.6 million or 45.2 percent of sales in the third quarter of fiscal year 1995. Increases in operating expenses resulted principally from labor expenses associated with the higher retail sales volume associated with six additional stores, offset by reduced catalog expenses associated with the decrease in catalog circulation.

The Company incurred special charges of $5.3 million and $11.5 million during the third quarters of fiscal 1996 and fiscal 1995, respectively. The 1996 charge was recorded to reduce the inventory included in the liquidation plan noted above to its estimated lower of cost or market value as discussed in Note
3. The fiscal 1995 charge is comprised of $5.0 million for the Company's abandonment of certain internally developed software, $4.5 million for the write-down of certain aged inventory and $2.0 million for other catalog charges.

Other expense for the quarter was $1.6 million compared to $1.5 million in the prior year. The increase is due to higher interest costs associated with the higher average borrowings against the Company's revolving line of credit and term loan and increased interest rates.

The income tax benefit of $0.2 million in the quarter decreased from $7.7 million in the prior year. The income tax benefit rate was significantly reduced by a $5.6 million valuation allowance recorded to write down deferred tax assets to zero due to the level of uncertainty surrounding the Company's ability to generate sufficient future taxable earnings in order to utilize tax benefits.

Net loss for the thirteen weeks ended March 30, 1996 was $14.8 million compared to $12.1 million reported in the third quarter of fiscal year 1995. The fully diluted loss per share was 4.63 cents per share compared to 3.82 cents per share reported in the prior year quarter.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS



COMPARISON OF FIRST THIRTY-NINE WEEKS OF FISCAL 1996 TO FIRST THIRTY-NINE WEEKS OF FISCAL 1995
Total Company net sales increased $20.6 million or 8.4 percent to $264.5 million for the thirty-nine weeks ended March 30, 1996 from $243.9 million for the same period in the prior year.

Catalog net sales decreased 12.9 percent to $151.1 million compared to $173.4 million during the prior year. The decrease is attributable to decreased catalog circulation, elimination of selected promotions and lower than expected average order values. As discussed in Note 2 and the third quarter comparison, the Company signed a definitive agreement in April, 1996 to sell selected catalog assets to Cabela's, Inc. which is scheduled to close in May, 1996, subject to certain closing conditions. As a result of the sale, the Company is exiting the catalog business and winding-down its catalog operations during the fourth quarter of fiscal 1996. No additional catalogs are planned to be mailed and no new catalog inventory is being purchased. Catalog sales orders continue to be filled from the remaining catalog inventory although on a significantly reduced and declining basis from historical levels.

Retail net sales increased 60.9 percent to $113.4 million compared to $70.5 million reported in the first thirty-nine weeks of fiscal year 1995. The increase in sales resulted primarily from the addition of new retail stores in LaCrosse, Wisconsin, Grand Rapids, Saginaw, Taylor and Pontiac, Michigan and Maple Grove, Minnesota and to a lesser extent a large scale inventory liquidation plan which began in late February and is expected to be substantially complete by June, 1996 as discussed above in the third quarter comparison. On a comparable basis, Gander Mountain's retail stores in business more than thirteen months had sales decreases of 2.3 percent versus an increase of 6.5 percent in fiscal year 1995. Excluding the sales impact of the special inventory liquidation plan noted above, the Company believes comparable sales would have declined further. The decrease is attributable to an overall sluggish retail environment and poor in-stock positions. See discussions on page 11 regarding the Company's inability to obtain inventory on open account.

During the first thirty-nine weeks of fiscal year 1996, gross profit decreased $0.9 million or 1.1 percent over the same period last year. Catalog gross profit decreased $10.6 million to $46.3 million while retail gross profit increased $9.7 million to $32.2 million. The Company's gross profit margin for the thirty-nine weeks ended March 30, 1996 decreased to 29.7 percent compared to 32.5 percent in the same period last year. Catalog gross profit margins decreased to 30.7 percent for the first three quarters of fiscal year 1996 from
32.8 percent in the first three quarters of fiscal year 1995 reflecting primarily increased promotional activity. Retail gross profit decreased to
28.4 percent in the first half of fiscal year 1996 from 31.8 percent in fiscal year 1995 reflecting primarily increased promotional activity and, to a lesser extent, due to the effect of the special inventory liquidation plan sales at cost.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

COMPARISON OF FIRST THIRTY-NINE WEEKS OF FISCAL 1996 TO FIRST THIRTY-NINE WEEKS OF FISCAL 1995
Selling, general and administrative expenses for the first three quarters of fiscal year 1996 were $81.2 million or 30.7 percent of sales compared to $75.0 million or 30.8 percent of sales in the first three quarters of fiscal year 1995. Increases in operating expenses resulted principally from labor expenses associated with the higher retail sales volume associated with six additional stores, offset by reduced catalog expenses associated with the decrease in catalog circulation.

The Company incurred special charges of $5.3 million and $11.5 million during the third quarters of fiscal 1996 and fiscal 1995, respectively. The 1996 charge was recorded to reduce the inventory included in the liquidation plan noted above to its estimated lower of cost or market value as discussed in Note
3. The fiscal 1995 charge is comprised of $5.0 million for the Company's abandonment of certain internally developed software, $4.5 million for the write-down of certain aged inventory and $2.0 million for other catalog charges.

Other expense was $5.4 million compared to $3.4 million in the first three quarters of the prior year. The increase is due to higher costs associated with the higher average borrowings against the Company's revolving line of credit and term loan and increased interest rates.

The income tax provision of $0.4 million compares unfavorably to an income benefit of $3.9 million in the prior year. The income tax benefit rate was significantly reduced by a $5.6 million valuation allowance recorded to write down deferred tax assets to zero due to the level of uncertainty surrounding the Company's ability to generate sufficient future taxable earnings in order to utilize tax benefits.

Net loss for the thirty-nine weeks ended March 30, 1996 was $13.8 million compared to $6.7 million reported in the first thirty-nine weeks of fiscal year 1995. The fully diluted loss per share was $4.51 per share compared to $2.32 per share reported in the prior year period.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES


The Company's primary on-going cash requirements are for inventory purchases and capital expenditures which are funded through borrowings against a revolving line of credit and $20 million term loan. Additionally, the Company leases its retail facilities and certain other equipment.

The revolving line of credit and term loan are secured by substantially all assets of the Company. In accordance with an amendment dated August 18, 1995, the Company's revolving line of credit and $20 million term loan mature on January 5, 1997. However, the Company is not in compliance with certain of the financial covenants related to these borrowings. The Company and the lenders have signed successive amendments waiving these defaults until the earlier of May 25, 1996 or the closing of the pending sale of the selected catalog division assets to Cabela's, Inc. as discussed in Note 2. The amendment dated August 18, 1995 also prohibits paying any preferred or common dividends or exchanging the Series A Redeemable Preferred Stock for subordinated notes.

The current waiver agreement limits the revolving line of credit to a maximum of $47.0 million (a reduction from the previous $56.0 million), of which not more than $20.9 million can be post-April 15, 1996 borrowings. In addition to complying with a borrowing base formula (which could reduce the amount available as inventory and accounts receivable levels decline), additional borrowings after April 15, 1996 may not exceed the Company's cumulative net cash flows plus $1.0 million from that date. The waiver provides that proceeds from the sale of assets to Cabela's, Inc. must be used to reduce obligations to the lenders. Substantially all cash, as such funds are collected and available, is applied directly each day against the outstanding revolving line of credit balance by the bank lenders as is their right under the current credit agreement. All cash outflows are advances against the revolving line of credit and subject to prior approval by the bank lenders.

The Company is currently negotiating with the banks to extend the waiver period beyond the closing of the sale of assets to Cabela's, Inc. and increase the amount available for borrowing. Unless the waiver is further extended and the amount available is increased, the Company does not expect to be able to meet its current and projected cash needs over the near-term. There can be no assurance that the amount available will be increased or that the waiver will be extended. Accordingly, the revolving line of credit and term loan borrowings have been classified as short-term in the accompanying balance sheet at March 30, 1996.

An increase in availability and an extension of the waiver period are only interim solutions to the Company's cash needs. The Company requires additional equity to establish a capital structure that will permit the Company to be financially viable or, in the absence of such equity, will need to take other action, which may include selling the assets of its remaining retail business. There can be no assurance that any additional equity will be raised or that any asset sales will occur.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES



At March 30, 1996, the majority of the Company's $25.0 million of accounts payable were overdue. As a result, the Company has not been able to purchase inventory on open account and instead is generally purchasing inventory on a payment-on-delivery basis from selected vendors. The Company's inability to obtain trade credit has further constrained the Company's liquidity. The Company does not anticipate being able to make payments on trade payables until such time as proceeds from the sale of equity or additional assets are received.

The Company's accounts receivable decreased from $8.9 million at April 1, 1995 to $5.1 million at March 30, 1996 due to a reduction in the receivable balance associated with the Company's deferred payment plan as a result of a decrease in catalog's sales volume and discontinuing the deferred payment plan on most catalogs.

The Company's inventories fell from $85.9 million at April 1, 1995 to $69.8 million at March 30, 1996 due primarily to the Company's diminished borrowing availability, the inability to purchase on open account which increased as the quarter progressed, the large scale inventory liquidation plan through the retail stores and the cancellation of shipments for the spring season beginning in late February as discussed above.

The Company's accounts payable increased from $19.0 million at April 1, 1995 to $25.0 million at March 30, 1996 due primarily to the increased level of overdue trade payables as discussed above.

Capital expenditures for the thirty-nine weeks ended March 30, 1996 were $2.0 million compared with $7.5 million for the thirty-nine weeks ended April 1, 1995. The decrease is a result of higher new store and infrastructure expenditures in the first three quarters of fiscal year 1995 and limited capital resources in fiscal 1996. The current year expenditures are primarily the result of leasehold improvements associated with the openings of two retail stores in the Company's first quarter and development of computer software systems and acquisition of related computer hardware in the first half of the year. Capital expenditures in the third quarter of fiscal 1996 were only $0.1 million reflecting the Company's limited capital resources. The Company's capital expenditures will continue to be extremely limited until the liquidity concerns discussed above are resolved.



                                  SEASONALITY


The Company's business is seasonal with greater revenues historically being generated during the first half of the fiscal year. As a result, revenues for the thirty-nine week period ending March 30, 1996 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Not applicable to the Company at March 30, 1996

ITEM 2.  CHANGES IN SECURITIES

     Not applicable to the Company at March 30, 1996

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations --
          Liquidity and Capital Resources," the waiver of the financial covenant defaults under the credit facility expires on the earlier of May 25, 1996 or the closing of the pending sale of catalog division assets to Cabela's, Incorporated.

     (b) As of March 15, 1996 (the last dividend payment date prior to the date of this report), $1.1 million of accrued dividends on the Company's Series A Redeemable Preferred Stock are unpaid. Dividends on such Preferred Stock accrue at the rate of $275 thousand for each three-month dividend period. The terms of the credit facility prohibit the payment of dividends on such Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable to the Company at March 30, 1996

ITEM 5.  OTHER INFORMATION

     Not applicable to the Company at March 30, 1996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     Not applicable to the Company at March 30, 1996

     (b) Form 8-K

     Not applicable to the Company at March 30, 1996

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