Form 10-Q/A
period 1996-03-30
GANDER MOUNTAIN INC
filed 1996-05-15
CIK 789598

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

     Not applicable to the Company at March 30, 1996

ITEM 5.  OTHER INFORMATION

     Not applicable to the Company at March 30, 1996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:


     Exhibit
     Number   Description
     ------   -----------
     10.13    Fifth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement
     10.14    Sixth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement
     10.15    Seventh Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement
     10.16    Eighth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement
     10.17    Ninth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement
     10.18    Tenth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement


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