Form 10-K
period 1996-06-29
GANDER MOUNTAIN INC
filed 1996-10-03
CIK 789598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 1996           Commission file number 0-14579

                             Gander Mountain, Inc.
             (Exact name of registrant as specified in its charter)

        Wisconsin                                       39-1742710
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                P.O. Box 128, Highway W, Wilmot, Wisconsin 53192
                    (Address of principal executive offices)

Registrant's telephone number including area code:  (414) 862-2331

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
Title of each class                                     which registered
-------------------                                 ----------------------------
       NA                                                     N/A

Securities registered pursuant to Section 12(g) of the Act:

                      Voting Common Stock, $.01 Par Value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 16, 1996 was approximately $2,038,000 (based upon closing price of the Common Stock).

         On September 16, 1996, there were outstanding 3,261,453 shares of the Registrant's $.01 par value common stock and 200,000 shares of the registrant's $.10 par value Series A Redeemable Cumulative Convertible Exchangeable Preferred Stock.

                                     Part I

Item 1.  Business

Introduction

Gander Mountain, Inc. (the "Company" or "Gander Mountain") is a specialty merchandiser of hunting, fishing, camping and hiking equipment sold through a network of retail stores. The Company was initially incorporated under the laws of the State of Delaware in 1984. In November, 1992 the Company changed its state of incorporation to Wisconsin. The Company operates under three entities; Gander Mountain, the parent corporation, and two wholly-owned subsidiaries, GRS, Inc. ("GRS") and GMO, Inc. ("GMO"). Gander Mountain provides merchandising, fulfillment and general and administrative services for GRS and GMO. GRS manages the retail store operations. GMO managed the catalog business which has been terminated (see discussion below). Gander Mountain currently operates a corporate office and distribution center on leased premises in Wilmot, Wisconsin. GRS currently operates twelve leased retail stores located in Wisconsin, Indiana and Michigan after having sold three stores located in Minnesota and two stores in western Wisconsin in July, 1996 (see discussion below). The Company opened retail stores in Pontiac, MI and Maple Grove, MN (subsequently sold) during fiscal 1996. GMO operated out of the Gander Mountain, Inc. corporate offices which included a phone center which ceased operation in June, 1996.

Significant Asset Sales and Bankruptcy Reorganization

The Company entered the fall of fiscal 1996 highly leveraged due primarily to an aggressive growth plan which resulted in significant capital expenditures for its corporate facility, fourteen new retail stores, internally developed computer systems as well as significant increases in its investment in working capital over the previous three fiscal years. Due to an $11.5 million special charge recorded in the third quarter of fiscal 1995, the Company breached several financial covenants in its revolving line of credit and term loan agreement. These defaults were cured in August, 1995, with the signing of an amended credit facility containing more restrictive monthly financial covenants. Due to lower than planned operating profit and a higher net loss for the first quarter ended September 30, 1995, the Company did not meet the new monthly covenants related to profitability and net worth. Subsequently, the Company negotiated successive waiver agreements with its lenders subject to generally declining borrowing limits and financial flexibility, the last of which extended the waiver of defaults until August 16, 1996.

In September 1995, the Company retained an outside financial advisor and began to actively pursue strategic and financial alternatives for securing additional sources of debt or equity financing or selling all or part of the Company.
This process resulted in three significant transactions including the sale of selected catalog business assets on May 17, 1996 for $35.0 million in cash, the sale of five retail stores on July 25, 1996 for $16.2 million in cash and the sale of the corporate facility on July 31, 1996 for $6.6 million in cash. Substantially all of the proceeds were used to pay down the revolving line of credit and term loan borrowings. As a result of the catalog assets sale, the Company exited from the catalog business which accounted for 53 percent of total fiscal 1996 sales.

During most of the second half of fiscal 1996, the Company was unable to purchase inventory on open account, being generally limited to payment-on-delivery terms with selected vendors, which resulted in increasing out-of-stock conditions and deteriorating comparable store sales. With very limited availability under its credit facility after the completion of asset sales noted above and needing additional financing to meet ongoing operating expenses, the Company and its GRS and GMO subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court") on August 9, 1996. The Company's management has continued to manage the operations and affairs of the Company as debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. Consequently, certain actions of the Company during the pendency of the bankruptcy proceedings including, without limitation, transactions outside the normal course of business, are subject to the approval of the Bankruptcy Court. The Company has obtained a debtor-in-possession revolving line of credit of up to $25.0 million to finance operations during the bankruptcy reorganization.

Markets and Customers

The Company's marketing strategy has been to target certain specialty markets determined to be of sufficient size where there is a concentration of hunting, fishing and camping enthusiasts. The Company currently operates twelve retail stores located in Michigan (6), Wisconsin (5) and Indiana (1) after the sale of five stores located in Minnesota (3) and western Wisconsin (2) in July, 1996.

Merchandising, Customer Service and Distribution

In selecting products, emphasis is placed on offering customers a choice of name-brand products or equivalents at competitive prices. In addition, the Company offers proprietary "private label" products not available from its competitors. Product selection for individual stores is based on the varying needs of the local markets. Prices generally range from a few dollars to several hundred dollars per item.

The Company places a great deal of emphasis on customer service, including a return policy which guarantees customer satisfaction. Returned merchandise is generally restocked, if unused, or returned to the manufacturer, if defective. Store associates are knowledgeable about the Company's products and are able to make product suitability comparisons, offer product selection advice and make necessary adjustments.

Approximately 70 percent of the merchandise offered at Gander Mountain's retail stores is shipped from the Company's Wilmot distribution center with the remainder shipped directly from the manufacturers. The Company currently maintains approximately 15 percent of its inventory in its distribution center. The Company ships merchandise to its retail stores via common carrier. The 1996 fiscal year end inventory turnover rates for the retail stores and the Company's distribution center were 3.0 and 2.4, respectively.

Suppliers

The Company purchases its merchandise from numerous domestic manufacturers and some importers and foreign manufacturers. No single supplier accounted for more than 5 percent of the Company's purchases during the fiscal year ended June 29, 1996. Purchase contracts with the Company's suppliers are generally for a limited quantity of specified goods. While the Company emphasizes brand identification of the products it sells, the Company also offers products under its own labels.

Competition

Gander Mountain competes with a variety of retail companies and, to a lesser extent, mail order companies. Gander Mountain's retail stores compete with a variety of smaller locally or regionally owned sporting goods stores. Mass merchants such as Wal-Mart, Kmart, The Sports Authority and Sportmart also have some product overlaps. Management believes none of the Company's retail competitors offer the product selection, product knowledge and overall customer service that Gander Mountain offers. The two largest mail order companies offering similar products in many categories are Cabela's and Bass Pro Shops while other catalog companies compete much less directly with Gander Mountain.

Gander Mountain's management believes that its retail stores are distinguished by their broad merchandise selection, high quality, competitive pricing and superior customer service. Management believes that the Company has grown by capturing sales from other retail sporting goods stores which do not carry the depth and breadth of inventory in a highly fragmented market.

Trademarks

The Company believes that "Gander Mountain," its registered United States trademark, is of significant value. If continuously used, United States trademarks may be used exclusively by the owner and protected against infringement for an indefinite period. The Company has used this trademark for a number of years.

Regulation

The Company is subject to federal, state and local laws and regulations which affect its business. The Federal Trade Commission regulates advertising and has established guidelines for advertising and labeling many of the products sold by the Company. Many states in which the Company does business also regulate advertising, labeling and pricing practices generally. The Company's retail stores are licensed to sell firearms by the Bureau of Alcohol, Tobacco and Firearms, which imposes substantial restrictions on the sale of firearms and ammunition and requires the maintenance of detailed records of firearms transactions. Firearms sales represented less than 11 percent of the Company's retail store sales in fiscal 1996. The Company believes it is in compliance with all regulations applicable to its business.

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

Employees
At June 29, 1996, the Company employed 1,329 full and part-time employees of which 302 were salaried and 1,027 were hourly. The Company's employees are not represented by collective bargaining units and the Company considers its employee relations to be excellent.

Item 2.  Properties
The Company operates principally from a leased headquarters, distribution center and retail store complex in Wilmot, Wisconsin which is situated on approximately 45 acres and consists principally of a 430,000 square foot facility, of which the Company currently utilizes approximately 231,140 square feet. The buildings and property located in Wilmot, Wisconsin were sold by the Company in July, 1996 and are subject to a lease under which the Company will vacate the facility by June 1, 1997, except for its retail store and attached support area for which it has five one-year lease renewal options. Approximately 169,000 square feet of the distribution center is occupied by a non-affiliated company under a sublease agreement through February 28, 1997 and cannot be utilized by the Company after that date. The Company also operated a catalog clearance center included in the Wilmot complex which was closed in October, 1996. The Company has not yet selected a new location for its offices or distribution center.

As of September 16, 1996, the Company's leased properties are as follows:

                                                        Year of                    Approx.
      Description           Location               Lease Expiration             Square Feet
      -----------           --------               ----------------             -----------
      Office/Dist.          Wilmot, WI                     1997                     197,000
      Retail Store          Wilmot, WI                     1997                      34,140
      Retail Store          Brookfield, WI                 1997                      26,914
      Retail Store          Appleton, WI                   2001                      28,000
      Retail Store          Madison, WI                    2002                      31,810
      Retail Store          Wausau, WI                     2003                      33,032
      Retail Store          Flint, MI                      2005                      33,032
      Retail Store          Saginaw, MI                    2005                      36,416
      Retail Store          Merrillville, IN               2005                      36,416
      Retail Store          Utica, MI                      2010                      36,416
      Retail Store          Grand Rapids, MI               2010                      33,032
      Retail Store          Taylor, MI                     2010                      40,938
      Retail Store          Pontiac, MI                    2011                      33,032

The Company believes that the current facilities are adequate for its present and future needs, with the exception of its office and distribution center for which future site(s) have not been selected. The Company believes its properties are in good condition, well maintained and suitable for their intended use.

Item 3.  Legal Proceedings

Automatic Stay of Litigation Due to Bankruptcy

On August 9, 1996, the Company and its GRS and GMO subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Upon the filing of the Company's bankruptcy petitions, the provisions of the Bankruptcy Code operated as a stay to all entities of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against the Company that were or could have been commenced before the bankruptcy petition was filed. This stay is subject to certain exceptions. The Bankruptcy Court also has discretion to terminate, annul, modify or condition the stay.

Description of Legal Proceedings

As a result of an audit by the Internal Revenue Service (the "Service") for fiscal years ended June 30, 1985 and 1986, the Company received two adjustments having a potential tax exposure of $402,000 plus interest of $301,000. At issue is the Company's method of allocating purchase price to inventory and customer lists resulting from the acquisition of the Company as of September 14, 1984. The Company has challenged the Service's position and has paid the tax and interest while immediately filing a claim for refund in the Court of Claims. An agreement with the Service, subject to final approval by the Office of Review of the U. S. Department of Justice, has been reached which would result in a refund to the Company of approximately $375,000 plus interest of approximately $125,000 as of June 29, 1996. Should approval not be reached, management believes that adequate reserves have been established to cover the loss, if any, resulting from these assessments and that the outcome of the case will not have a material effect on the Company's financial statements.

In the fourth quarter of fiscal 1996, the Company has been sued by several creditors seeking overdue trade payable amounts which are generally recorded in the Company's financial statements and the Company was served with a summons and complaint in a breach of contract matter relating to a catalog paper order in the amount of $4.6 million. The plaintiff is seeking $4.6 million in damages. Management believes that the outcome of these matters will not have a material effect on the Company's financial statements.

In the first quarter of fiscal 1995, the Company was served with a summons and complaint in a product liability matter. The plaintiff is seeking $83 million in compensatory damages and $50 million in punitive damages. The manufacturer has agreed to defend and indemnify the Company for all damages and expenses related to their product. However, in addition to claims of a defective product, the plaintiff alleges the Company was negligent in selling and delivering the product to a minor, in contravention of New York state law. Although management believes that the Company is not negligent in this matter, it concludes it has adequate insurance to cover any compensatory damages that might be awarded and believes punitive damages awarded, if any, would not have a material effect on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                    Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is currently traded on the Over The Counter (OTC) Bulletin Board under the symbol GNDR unless this symbol is requested for a security listed on the Nasdaq Stock Market. The OTC Bulletin Board does not constitute an established public trading market. Prior to July 1996, the Company's Common Stock was listed on the Nasdaq National Market.

                                                          FY  1996                         Prior to
                                         -----------------------------------------------------------
      Market Price Per Share:            1st Qtr          2nd Qtr          3rd Qtr          4th Qtr
                                         --------        ---------        ---------        ---------
                            High           11.750           8.500            6.500            4.500
                            Low             8.375           4.000            4.000            1.750

                                                          FY  1995
                                         -----------------------------------------------------------
                            High           12.750          19.250           18.250           10.750
                            Low            10.250          13.250            9.250            8.750

There were approximately 800 holders of Common Stock as of June 29, 1996. The Company has never paid cash dividends to common shareholders and is currently prohibited from doing so under the terms of its debtor-in-possession credit agreement.

Item 6.  Selected Financial Data

      The following sets forth selected unaudited financial data as of and for the periods presented. This unaudited data should be read in conjunction with the Consolidated Financial Statements of the Company and the accompanying unaudited notes.

                                 YEARS ENDED JUNE 29, 1996, JULY 1, 1995, JULY 2, 1994, JUNE 30, 1993, AND 1992
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       1996             1995             1994            1993            1992
                                     --------         --------         --------        --------        --------
EARNINGS DATA
 Net Sales
    Catalog                        $ 154,861        $ 202,270         $ 181,684       $ 130,771      $ 125,235
    Retail                           137,074           95,514            64,370          43,393         27,060
                                   ---------        ---------         ---------       ---------      ---------
         Total                     $ 291,935        $ 297,784         $ 246,054       $ 174,164      $ 152,295

 Income (loss) from
    operations                     (  27,094)(1)     ( 11,022)(2)         5,945           1,302          5,133

 Net income (loss)                 (  33,781)        ( 10,784)            2,081(3)           63          2,440

 Net income (loss) per
    common share                   (   10.74)        (   3.69)             0.52(3)         0.02           0.79



BALANCE SHEET DATA
  Inventories
    Catalog                       $      557       $   66,069        $   51,142       $  40,024     $   29,167
    Retail                            36,795           34,570            17,825          13,346          8,585
                                   ----------        --------          --------        --------       --------
         Total                      $ 37,352        $ 100,639         $  68,967       $  53,370     $   37,752
 Working capital                    ( 18,184)          62,837            29,292          12,318          5,985
 Property & equipment (gross)         27,068           51,418            44,832          35,055         20,624
 Total Assets                         64,515          163,641           130,256          99,315         63,434
 Long-term obligations                    -            69,000            18,400          17,469          1,200
 Total Liabilities                    68,865          133,249            88,529          79,576         43,824
 Redeemable preferred stock           20,000           20,000            20,000              -              -
 Shareholders' equity (deficit)     ( 24,350)          10,392            21,727          19,739         19,609

_________________________________________________________________
(1) Loss from operations includes $3.6 million special charge and $13.3 million for the exit of the catalog business, (see notes 3 and 5 of the Notes to Consolidated Financial Statements)
(2) Loss from operations includes $11.5 million special charge. (see note 5 of the Notes to Consolidated Financial Statements)
(3) Net income includes $120, or $0.04 per share cumulative effect for the adoption of FAS 109.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements of the Company and the accompanying unaudited notes. The Company will amend this filing with final audited financial statements and notes once the audit is completed, having been delayed due to the timing of the bankruptcy filing and the associated reporting requirements. The discussion below may change as a result of audit adjustments, if any, and the availability of new information on subsequent events which may become available.

GENERAL

The Company entered the fall of fiscal 1996 highly leveraged due primarily to an aggressive growth plan which resulted in significant capital expenditures for its corporate facility, fourteen new retail stores, internally developed computer systems as well as significant increases in its investment in working capital over the previous three fiscal years. Due to a $11.5 million special charge recorded in the third quarter of fiscal 1995, the Company breached several financial covenants in its revolving line of credit and term loan agreement. These defaults were cured in August, 1995, with signing of an amended credit facility containing more restrictive monthly financial covenants. Due to lower than planned operating profit and a higher net loss for the first quarter ended September 30, 1995, the Company did not meet the new monthly covenants related to profitability and net worth. Subsequently, the Company negotiated successive waiver agreements with its lenders subject to generally declining borrowing limits and financial flexibility, the last of which extended the waiver of defaults until August 16, 1996.

In September 1995, the Company retained an outside financial advisor and began to actively pursue strategic and financial alternatives for securing additional sources of debt or equity financing or selling all or part of the Company.
This process resulted in three significant transactions including the sale of selected catalog business assets on May 17, 1996 for $35.0 million in cash, the sale of five retail stores on July 25, 1996 for $16.2 million in cash and the sale of the corporate facility on July 31, 1996 for $6.6 million in cash. Substantially all of the proceeds were used to pay down the revolving line of credit and term loan balance. As a result of the catalog assets sale, the Company exited from the catalog business which accounted for 53 percent of total fiscal 1996 sales.

During most of the second half of fiscal 1996, the Company was unable to purchase inventory on open account, being generally limited to payment-on-delivery terms with selected vendors, which resulted in increasing out-of-stock conditions and deteriorating comparable store sales. With very limited availability under its credit facility after the completion of asset sales noted above and needing additional financing to meet ongoing operating expenses, the Company and its GRS and GMO subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court") on August 9, 1996. The Company's management has continued to manage the operations and affairs of the Company as debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. Consequently, certain actions of the Company during the pendency of the bankruptcy proceedings including, without limitation, transactions outside the normal course of business, are subject to the approval of the Bankruptcy Court. The Company has obtained a debtor-in-possession revolving line of credit of up to $25.0 million to finance operations during the bankruptcy reorganization as discussed below.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship between sales and major categories in the Consolidated Statements of Operations.

                                                              Fiscal Year Ended
                                           -----------------------------------------------------------------
                                             June 29, 1996            July 1, 1995            July 2, 1994
                                           -----------------       ------------------      -----------------
      Net sales                                   100.0%                    100.0%                 100.0%
      Cost of goods sold                           70.9                      67.8                   67.5
                                                 ------                    ------                 ------
      Gross Profit                                 29.1                      32.2                   32.5
      Selling, general and administrative
        expenses                                   32.6                      32.0                   30.1
      Special charge                                1.2                       3.9                     -
      Loss on exit from catalog business            4.6                        -                      -
                                                 ------                    ------                 ------
      Income (loss) from operations             (   9.3)                  (   3.7)                   2.4
      Interest expense                              2.0                       1.6                    1.0

      Other expense (income) - net                  0.2                       0.4                    0.1
                                                 ------                    ------                 ------
      Income (loss) before income taxes         (  11.5)                  (   5.7)                   1.3
      Income taxes                              (   0.1)                  (   2.1)                   0.5*
                                                 ------                    ------                 ------
      Net income (loss)                         (  11.6)%                 (   3.6)%                  0.8%
                                                 ======                    ======                 ======

  ________________
  * Includes FAS 109 adoption


FISCAL 1996 VS. FISCAL 1995

NET SALES: Net sales for fiscal 1996 were $291.9 million, a decrease of $5.8 million, or 2.0 percent from fiscal 1995. Catalog and retail store sales were
53.0 percent and 47.0 percent of total net sales, respectively.

Catalog net sales decreased 23.4 percent to $154.8 million compared to $202.3 million reported in fiscal 1995. The decrease is attributable to the termination of the catalog business in the fourth quarter, decreased catalog circulation, elimination of selected promotions and lower than expected average order values. As discussed below, the Company sold selected catalog assets to Cabela's, Inc. in May, 1996. As a result of the sale, the Company exited the catalog business during the fourth quarter of fiscal 1996, filling a very limited number of catalog orders in the quarter compared to the prior year.

Retail store sales in fiscal 1996 were $137.1 million, an increase of $41.6 million, or 43.5 percent, over fiscal 1995 sales of $95.5 million. Of the increase, $12.1 million was produced by two stores opened in fiscal 1996 and $36.0 million was produced by seven stores opened in fiscal 1995 offset by a $6.5 million decrease in comparable store sales. The increase in overall sales included a large scale inventory liquidation plan where inventory which was discontinued from the standard merchandise mix and primarily out of season was
progressively marked down and aggressively promoted at each of the stores.   In
addition, discontinued slower moving and aged inventory was transferred from the catalog division into the retail stores and included in the special liquidation plan which began in late February and was substantially complete by year end. Comparable store sales decreased 7.6 percent over the prior year and excluding the sales impact of the special inventory liquidation plan noted above, the Company believes comparable sales would have declined further. The decrease is mostly attributable to poor in-stock positions which resulted in both decreased customer transactions and average ticket purchases.

The Company believes its sales during the third and fourth quarters of fiscal 1996 were adversely affected by the Company's inability to obtain inventory on open account with many vendors, being generally limited to payment-on-delivery terms with selected vendors, and the cancellation of merchandise shipments by several vendors for the spring season which began in late February. This resulted in increasing out-of-stock conditions and declining average transaction values throughout the last half of fiscal 1996.

GROSS PROFIT: Fiscal 1996 gross profit decreased $11.0 million, or 11.4 percent compared to fiscal 1995 results, reflecting the lower gross margin rates and decreased sales volume. Overall, gross profit as a percentage of net sales declined to 29.1 percent from 32.2 percent in fiscal 1995. Most of the decline was a result of higher promotional activities.

Gross profit on catalog sales decreased $18.6 million, or 28.5 percent, compared to fiscal 1995 results due to substantially lower sales volume and a decline in gross profit as a percent of net sales to 30.1 percent in fiscal 1996 from 32.3 percent in fiscal 1995. The decline in gross profit as a percent of sales was due primarily to lower merchandise margins as a result of increased price promotion and clearance activities.

Gross profit on retail store sales in fiscal 1996 rose $7.6 million, or 24.8 percent, compared to fiscal 1995. As a percent of net sales, retail gross profit decreased to 27.9 percent in fiscal 1996 from 32.1 percent in fiscal 1995. The decline in gross profit as a percent of sales was due primarily to increased promotional activity, a sales mix weighted towards lower-margined consumable products due to out-of-stock conditions on many products and, to a lesser extent, the effect of the special inventory liquidation plan sales at cost (see special charge below).

OPERATING EXPENSES: Operating expenses for fiscal 1996 decreased $0.3 million, or 0.3 percent, over fiscal 1995 results. Operating expenses as a percent of net sales increased to 32.6 percent in fiscal 1996 from 32.1 percent in fiscal 1995. Increases in operating expenses resulted principally from labor expenses associated with the higher retail sales volume associated with new stores, offset by reduced catalog expenses associated with the decrease in catalog circulation.

SPECIAL CHARGE: The Company incurred special charges of $3.6 million and $11.5 million in fiscal 1996 and fiscal 1995, respectively. The 1996 charge was recorded to reduce the inventory included in the liquidation plan noted above to its estimated lower of cost or market value. The 1996 charge was initially estimated at $5.3 million, but was reduced by $1.7 million to $3.6 million in the fourth quarter reflecting better than expected cost recovery margins on the liquidated inventory. The fiscal 1995 charge, incurred in the third quarter, is comprised of $5.0 million for the Company's abandonment of certain internally developed software, $4.5 million for the write-down of certain aged inventory and $2.0 million for other catalog charges. The tables below summarize the activity associated with these charges:

                                                     Inventory Value                             Net
1996 Special Charge (as adjusted):                     at Cost               Charge          Inventory
----------------------------------               -------------------         ------          ---------
         Retail Inventory                                $    8.5          $   2.5           $  6.0
         Catalog Inventory                                    3.8              1.1              2.7
                                                          -------          -------           ------
             Total                                           12.3              3.6              8.7
         Reduction thru June 29, 1996                        11.5           (  3.1)          (  8.4)
                                                          -------          -------           ------
             Balance at June 29, 1996                    $    0.8          $   0.5           $  0.3
                                                         ========          =======           ======


                                                        Reserve at                          Reserve at
1995 Special Charge:                                    July 1, 1995       Utilized        June 29, 1996
--------------------                                    ------------       --------        -------------
         Aged inventory write-off                        $    2.4           $( 2.4)          $   -
         Other catalog charges:
             Severance costs                                  0.6               -               0.6
             EZ Pay program                                   0.5             (0.2)             0.3
             Other                                            0.1                -              0.1
                                                          -------          -------           ------
                                           Total         $    3.6          $(  2.6)          $  1.0
                                                         ========          =======           ======


LOSS ON EXIT FROM CATALOG BUSINESS: In May 1996, the Company sold selected catalog assets including the customer list, certain other intangible assets and selected inventory with a gross book value of $26.5 million to Cabela's, Inc. for $35.0 million in cash. As a result of the sale, the Company exited the catalog business during the fourth quarter of fiscal 1996. The catalog business exit strategy included liquidation of the remaining catalog inventory not sold above through the retail stores (see special charge), selling the fixed assets of the catalog business and selling the Company's combined headquarters, distribution and retail store facility in Wilmot, WI with the intent of leasing back the portion needed to operate the retail business. As a result of the sale and exit strategy, the Company recognized a net charge of $13.3 million in the fourth quarter of fiscal 1996 as the gain on sale of assets described above was offset by $12.2 million for the writedown of the Wilmot facility and catalog fixed assets to net realizable value as assets held for sale, $3.1 million for the remaining lease payments on equipment primarily used in the catalog operation, $1.5 million for employee severance and termination benefits, $1.5 million for the write-off of unamortized prepaid catalog expenses, $1.4 million of direct transaction costs, $1.7 million in reserves for estimated costs of contract related litigation and contingent claims (see
Note 3) and $0.4 million for the write-off of deferred organization and financing costs.



OTHER INCOME AND EXPENSE: Other expense was $6.6 million in fiscal 1996 compared to $6.0 million in fiscal 1995. The increase is due to higher interest and financing costs associated with the higher average borrowings against the Company's revolving line of credit and term loan and increased interest rates.

PROVISION (BENEFIT) FOR INCOME TAXES: The income tax provision of $0.1 million compares unfavorably to an income benefit of $6.2 million in the prior year. The income tax benefit resulting from fiscal 1996 losses was offset by a $13.7 million valuation allowance recorded to write down deferred tax assets to zero due to the level of uncertainty surrounding the Company's ability to generate sufficient future taxable earnings in order to utilize tax benefits.

NET LOSS: As a result of the items above, the Company recorded a net loss of $33.8 million or $10.74 per share for fiscal 1996 compared to a net loss of $10.8 million or $3.69 per share for fiscal 1995.

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

                                                             Reserve at                    Reserve at
                                                           April 2, 1995     Utilized     July 1, 1995
                                                           -------------     --------     ------------
         Abandonment of internally developed software        $    5.0         $( 5.0)       $    -
         Aged inventory write-off                                 4.5          ( 2.1)           2.4
         Other catalog charges:
             Severance costs                                      1.0          ( 0.4)           0.6
             EZ Pay program                                       0.5             -             0.5
             Other                                                0.3          ( 0.2)           0.1
             Joint Ventures                                       0.2          ( 0.2)            -
                                                             --------         ------        -------
                                                Total        $   11.5         $( 7.9)       $   3.6
                                                             ========         ======        =======


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


SEASONALITY

The Company's ongoing retail business is seasonal with sales increasing relatively significantly between the Thanksgiving and Christmas holidays and decreasing in January and February. These factors combine to cause the Company to have relatively weak results in its third fiscal quarter. Due to the difficulty in obtaining inventory on open account and the abnormally high out-of stock levels going into fiscal 1997, the Company's sales in the first quarter of fiscal 1997 are expected to be significantly lower than experienced in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

As noted above (see "General"), the Company is currently operating as debtor-in-possession under the supervision of the Bankruptcy Court.

The Company's primary on-going cash requirements are for operating expenses, inventory purchases and capital expenditures associated with operating its retail stores. Additionally, the Company leases its retail facilities and certain other equipment. The Company currently meets these cash requirements through cash flows generated from operations and borrowings against a debtor-in-possession revolving line of credit of up to $25.0 million.

On August 12, 1996, the Company entered into a Debtor-In-Possession Revolving Credit Agreement, as amended, with CIT Group/Business Credit, Inc. (the "Lender") which was approved by the Bankruptcy Court on September 6, 1996. Proceeds from the Debtor-In-Possession Revolving Credit Agreement were used to pay-off the previous Revolving Line of Credit and Term Loan (described below). The Debtor-In-Possession Revolving Credit Agreement provides for extensions of revolving credit loans and letters of credit, limited to a percentage of eligible inventory and receivables less certain reserves for gift certificates and other fees, up to a maximum of $25.0 million through the earlier of the effective date of a confirmed plan of reorganization or the August 8, 1999 termination date. The Debtor-In-Possession Revolving Credit Agreement provides for a security interest in substantially all of the Company's assets and is guaranteed by GRS and GMO. The Debtor-In-Possession Revolving Credit Agreement provides certain restrictive covenants for which management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Chapter 11 proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Revolving Credit Agreement.

The previous Revolving Line of Credit and Term Loan entered into on November 22, 1994, as amended, with various bank lenders was secured by substantially all assets of the Company. Due to a $11.5 million special charge recorded in the third quarter of fiscal 1995, the Company breached several financial covenants in its Revolving Line of Credit and Term Loan agreement. These defaults were cured on August 18, 1995, with the signing of an amended credit facility containing more restrictive monthly financial covenants. Due to lower than planned operating profit and a higher net loss for the first quarter ended September 30, 1995, the Company did not meet the new monthly covenants related to profitability and net worth. Subsequently, the Company negotiated successive waiver agreements with its lenders subject to generally declining borrowing limits and financial flexibility, the last of which extended the waiver of defaults until August 16, 1996 and limited total borrowings to $11.0 million. The waiver agreement in effect at June 29, 1996 limited total borrowings to a maximum of $32.8 million and expired as of July 20, 1996. Substantially all cash, as such funds were collected and available, was applied directly each day against the outstanding revolving line of credit balance.
All cash outflows were advances against the revolving line of credit and subject to prior approval by the bank lenders. At June 29, 1996, the Company had $2.9 million available under the Revolving Line of Credit and Term Loan.

Due to the Bankruptcy Proceedings, substantially all claims against the Company, prior to August 9, 1996, are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.

At the Company's request, the Bankruptcy Court established a bar date of October 25, 1996 for pre-petition claims against the Company. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Bankruptcy Proceedings. The Company has given notice to all known actual or potential claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. The Company will reconcile claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreement between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization which is subject to approval by the Bankruptcy Court and, accordingly, are not presently determinable.

During fiscal 1996, the Company's operating activities provided $18.6 million of cash primarily the result of the reduction of inventory levels and prepaid catalog expenses, offset by a decrease in accounts payable. During fiscal 1995, the Company's operating activities used $12.6 million of cash primarily from the increase in working capital. The following table highlights the Company's working capital position at June 29, 1996 and July 1, 1995.

                                                                FISCAL YEAR ENDED
                                                            -------------------------
                 (Dollars in thousands)                  1996                 1995
                 ----------------------                -------            -----------
                 Current Assets                      $  50,681               $127,086
                 Current Liabilities                    68,865                 64,249
                 Working Capital                       (18,184)                62,837
                 Current Ratio                           0.7:1                  2.0:1

The decrease in working capital and the current ratio is primarily the result of increased short-term borrowings, as all bank borrowings were classified as current at June 29, 1996, lower inventory, prepaid expense and accounts receivable levels, partly offset by lower accounts payable and an increase in assets held for sale.

The accounts receivable balance decreased by $6.2 million in fiscal 1996 due primarily to the discontinuance of the deferred payment plans offered by the catalog business. The inventory balance decreased by $63.3 million in fiscal 1996 reflecting primarily the exit from the catalog business and, to a lesser extent, the limited retail inventory purchases over the second half of fiscal 1996 as discussed above. The prepaid catalog expenses balance decreased by $13.2 million in fiscal 1996 reflecting the exit from the catalog business. The increase in assets held for sale of $7.2 million reflects primarily the net realizable value of the Company's Wilmot, Wisconsin facility.

The accounts payable balance decreased in fiscal 1996 by $20.2 million reflecting reduced inventory purchases for the terminated catalog business and reduced inventory purchases on terms over the second half of fiscal 1996 offset by the fact that the majority of accounts payable were overdue and remained unpaid as of June 29, 1996.

During fiscal 1996, the Company's investing activities provided $32.3 million of cash primarily the result of the Company selling selected catalog assets including the customer list, certain other intangible assets and selected inventory for $33.6 million in cash, net of direct transaction costs. During fiscal 1995, the Company's investing activities used $11.9 million of cash due to capital expenditures as described below. The following table highlights the Company's capital expenditures and depreciation for the years ended June 29, 1996, July 1, 1995, and July 2, 1994.


                                                             Fiscal Year Ended
                                                -------------------------------------------
                 (Dollars in thousands)                1996          1995            1994
                 ----------------------              --------     ----------      ---------
                 Capital Expenditures                 $ 1,628       $ 11,852        $ 9,778
                 Depreciation                         $ 3,879       $  4,421        $ 3,272


In fiscal 1996, capital expenditures were primarily related to the addition of two new retail stores and, to a lesser extent, the development of computer systems. In fiscal 1995 and fiscal 1994, the major capital projects included fixtures and leasehold improvements for seven and two new retail stores, respectively, and developing computer software and hardware systems in both years. Capital expenditures for fiscal 1997 are limited to $1.0 million by the Debtor-In-Possession Revolving Credit Agreement. The Company currently has no significant planned capital expenditures or new store openings in fiscal 1997.

During fiscal 1996, the Company's financing activities used $50.4 million of cash primarily the result of repayments of long and short term borrowings as required under the successive waiver agreements. During fiscal 1995, the Company's financing activities provided $24.9 million of cash primarily the result of the increase in line of credit borrowings.

While the Company believes it has adequate financing to operate in bankruptcy for a reasonable period of time, its ability to successfully continue operations is dependent upon, among other things, confirmation of a plan of reorganization that will enable the Company to emerge from bankruptcy proceedings, obtaining adequate post-confirmation financing to fund working capital requirements, including the ability to purchase inventory on open account, and generating sufficient cash from operations and financing sources to meet obligations. The Company has resumed purchasing inventory on open account with reasonable terms with a number of key suppliers and is attempting to return to normal purchase terms with all of its suppliers over the next several months. There can be no guarantee that any or all of the above noted actions will be accomplished.

EFFECTS OF INFLATION AND FOREIGN EXCHANGE

The Company is generally able to reflect increases and decreases in costs as a result of inflation fluctuations through its selling prices. In fiscal 1995 however, the extreme price increases experienced in paper and postage costs of approximately 25 percent and 14 percent, respectively, were not fully reflected in selling prices. Foreign exchange has little effect on the Company as foreign purchases are predominately made in U.S. dollars and there are no plans currently to expand internationally. Except for the items noted above, the results of operations for the periods discussed have not been significantly affected by these factors.

Item 8.  Financial Statements and Supplementary Data

     The Company will amend this filing with final audited financial statements and notes once the audit is completed, having been delayed due to the timing of the bankruptcy filing and the associated reporting requirements. The financial statements and notes which follow may change as a result of audit adjustments, if any, and the availability of new information on subsequent events which may become available.

                                                                                  Page in
                           Index to Unaudited Financial Statements                 10-K
                                                                                  -------
                 Consolidated Balance Sheets at
                       June 29, 1996 and July 1, 1995   . . . . . . . . . . . . . .  16


                 Consolidated Statements of Operations
                       for the years ended June 29, 1996,
                       July 1, 1995 and July 2, 1994    . . . . . . . . . . . . . .  17


                 Consolidated Statements of Shareholders'
                       Equity for the years ended June 29, 1996,
                       July 1, 1995, and July 2, 1994   . . . . . . . . . . . . . .  18


                 Consolidated Statements of Cash Flows for
                       the years ended June 29, 1996, July 1, 1995,
                       and July 2, 1994   . . . . . . . . . . . . . . . . . . . . .  19


                 Notes to Consolidated Financial Statements . . . . . . . . . . . .  20-30



                         CONSOLIDATED BALANCE SHEETS
                      At June 29, 1996 and July 1, 1995
                      (in thousands, except share data)




                                                                                  Unaudited
                                                                        ------------------------------
                                                                          1996                  1995
                                                                        --------             ---------
ASSETS
   CURRENT ASSETS
     Cash                                                                $ 3,287              $  2,818
     Accounts receivable                                                   1,623                 7,802
     Refundable income taxes                                                 500                 1,420
     Inventories                                                          37,352               100,639
     Prepaid catalog expenses                                                  -                13,242
     Other current assets                                                    584                 1,065
     Assets held for sale                                                  7,335                   100
                                                                        --------             ---------
      Total current assets                                                50,681               127,086
                                                                        --------             ---------

PROPERTY AND EQUIPMENT - net                                              13,834                35,585
                                                                        --------             ---------

DEFERRED INCOME TAXES                                                          -                   154
                                                                        --------             ---------

INTANGIBLE ASSETS - net                                                        -                   816
                                                                        --------             ---------

                                                                         $64,515              $163,641
                                                                        ========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                    $24,282              $ 44,472
     Notes payable to bank                                                29,376                 9,500
     Current portion of long-term obligations                                  -                 1,400
     Other current liabilities                                            15,207                 8,877
                                                                        --------             ---------
      Total current liabilities                                           68,865                64,249
                                                                        --------             ---------

LONG-TERM OBLIGATIONS                                                          -                69,000
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 13)                          --------             ---------

SERIES A REDEEMABLE, CUMULATIVE, CONVERTIBLE,
EXCHANGEABLE PREFERRED STOCK
$0.10 par value; 200,000 shares authorized.  200,000 shares
issued and outstanding at June 29, 1996 and July 1, 1995
(see note 10)                                                             20,000                20,000
                                                                        --------             ---------

SHAREHOLDERS' EQUITY
Class B preferred stock $0.10 par value; 300,000 shares
authorized.  None issued and outstanding at June 29, 1996
and July 1, 1995                                                               -                     -

Common stock, $0.01 par value; 20,000,000 shares
authorized.  3,261,453 and 3,240,081 shares issued and
outstanding at June 29, 1996 and July 1, 1995, respectively.                  33                    32

Additional paid-in capital                                                12,662                12,564
Accumulated deficit                                                      (36,495)               (1,604)
Less notes receivable from shareholders                                     (550)                 (600)
                                                                        --------             ---------
      Total shareholders' equity (deficit)                               (24,350)               10,392
                                                                        --------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $64,515              $163,641
                                                                        ========             =========



The accompanying notes are an integral part of the financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
          Years ended June 29, 1996, July 1, 1995 and July 2, 1994
                    (in thousands, except per share data)




                                                                        Unaudited
                                                         ----------------------------------------
                                                           1996            1995           1994
                                                         ---------       --------        --------
Net sales                                                 $291,935       $297,784        $246,054
Cost of goods sold                                         206,978        201,843         166,198
                                                         ---------       --------        --------

    Gross profit                                            84,957         95,941          79,856

Operating expenses                                          95,144         95,453          73,911
Special charge                                               3,599         11,510               -
Loss on exit from catalog business                          13,308              -               -
                                                         ---------       --------        --------

Income (loss) from operations                              (27,094)       (11,022)          5,945
                                                         ---------       --------        --------

Other expense
    Interest expense - net                                   5,955          4,635           2,362
    Other - net                                                623          1,326             368
                                                         ---------       --------        --------

    Total other expense                                      6,578          5,961           2,730
                                                         ---------       --------        --------

Income (loss) before income taxes                          (33,672)       (16,983)          3,215
Income tax provision (benefit)                                 109         (6,199)          1,254
                                                         ---------       --------        --------

Income (loss) before cumulative effect of
  a change in accounting principle                         (33,781)       (10,784)          1,961

Cumulative effect of change in accounting
  principle                                                     -               -             120
                                                         ---------       --------        --------

    Net income (loss)                                     ($33,781)      ($10,784)         $2,081

Preferred redeemable stock dividends                         1,110          1,112             418
                                                         ---------       --------        --------

Net income (loss) to common shareholders                  ($34,891)      ($11,896)         $1,663
                                                         =========       ========        ========

Primary and fully diluted income per share:

  Income (loss) per share before cumulative
    effect of a change in accounting principle             ($10.74)        ($3.69)          $0.48

  Per share cumulative effect of change in
    accounting principle                                         -              -            0.04
                                                         ---------       --------        --------

      Net income (loss) per common share                   ($10.74)        ($3.69)          $0.52
                                                         =========       ========        ========



The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Years ended June 29, 1996, July 1, 1995 and July 2, 1994
                                (in thousands)



                                                                                    Unaudited
                                               ------------------------------------------------------------------------------------
                                                                                          Retained           Notes
                                                    Common Stock                          Earnings        Receivable
                                                ---------------------    Additional     (Accumulated         from
                                                Shares     Amount      Paid-in-Capital      Deficit)      Shareholders      Total
                                                --------  -----------  ---------------  --------------  -----------------  --------
Balance at June 30, 1993                          3,047       $30           $11,080            $8,629               -       $19,739

Series A redeemable preferred dividends               -         -                 -              (418)              -          (418)
Stock options exercised                              31         1               274                 -               -           275
Executive stock purchase plan                       130         1             1,299                 -          (1,250)           50
Net income                                            -         -                 -             2,081               -         2,081
                                                  -----     -----           -------           -------         -------      --------
Balance at July 2, 1994                           3,208        32            12,653            10,292          (1,250)       21,727


Series A redeemable preferred dividends               -         -                 -            (1,112)              -        (1,112)
Stock options exercised                              26         -               247                 -               -           247
Executive stock purchase plan                         -         -              (394)                -             650           256
Associate stock purchase plan                         6         -                58                 -               -            58
Net loss                                              -         -                 -           (10,784)              -       (10,784)
                                                  ------    -----           -------           -------        --------      --------
Balance at July 1, 1995                           3,240        32            12,564            (1,604)           (600)       10,392


Series A redeemable preferred dividends               -         -                 -            (1,110)              -        (1,110)
Stock options exercised                               4         -                37                 -               -            37
Executive stock purchase plan                         -         -               (26)                -              50            24
Associate stock purchase plan                        17         1                87                 -               -            88
Net loss                                              -         -                 -           (33,781)              -       (33,781)
                                                  ------    ------          -------           -------         -------      --------
Balance at June 29, 1996                          3,261       $33           $12,662          ($36,495)          ($550)     ($24,350)
                                                  ======    =====           =======          ========         =======      ========




The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
           Years ended June 29, 1996, July 1, 1995 and July 2, 1994
                                (in thousands)




                                                                                            Unaudited
                                                                         --------------------------------------------------
                                                                            1996               1995                1994
                                                                         -----------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     ($33,781)           ($10,784)            $2,081

    Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
       Net loss on exit from catalog business                               13,308                   -                  -
       Special charge                                                        3,599              11,510                  -
       Depreciation and amortization                                         4,108               4,827              3,592
       Deferred income taxes                                                   154              (3,527)             1,358
       Cumulative effect of change in accounting
         principle                                                               -                   -               (120)

    Changes in operating assets and liabilities
       net of effect of exit from catalog business:
       Accounts receivable                                                   6,179              (1,211)            (5,275)
       Refundable income taxes                                                 920                 790             (1,610)
       Inventories                                                          33,373             (36,172)           (15,597)
       Prepaid catalog expenses                                             11,516               1,284                (25)
       Accounts payable                                                    (20,190)             21,254             (9,255)
       Deferred income taxes                                                    48              (2,645)             1,174
       Other                                                                  (665)              2,064               (216)
                                                                           -------             ------             -------
    Cash provided by (used for) operating activities                        18,569             (12,610)           (23,893)
                                                                           -------             -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net proceeds from sale of catalog assets                             33,571                   -                  -
       Acquisition of property, plant and equipment                         (1,628)            (11,852)            (9,778)
       Disposal of property, plant and equipment                               332                   -                  -
                                                                           -------             -------            -------
    Cash provided by (used for) investing activities                        32,275             (11,852)            (9,778)
                                                                           -------             -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issurance of common stock                             149                 561                325
       Net proceeds from (repayments of) line of credit agreements         (30,124)             25,632             11,810
       Net proceeds from (repayments of) long-term debt                    (20,400)               (400)             2,931
       Proceeds from sale of preferred stock                                     -                   -             20,000
       Cash dividends paid on preferred stock                                    -                (850)              (370)
                                                                           -------             -------            -------
       Cash provided by (used for) financing activities                    (50,375)             24,943             34,696
                                                                           -------             -------            -------

INCREASE IN CASH                                                               469                 481              1,025
CASH BEGINNING OF YEAR                                                       2,818               2,337              1,312
                                                                           -------             -------            -------
CASH END OF YEAR                                                            $3,287              $2,818             $2,337
                                                                           =======             =======            =======

SUPPLEMENTAL CASH FLOW DISCLOSURE:
       Cash paid (received) during the year for:
           Interest                                                         $6,975              $3,883             $2,274
                                                                           =======              ======            =======
           Income taxes                                                    ($1,347)              ($784)              $493
                                                                           =======             =======            =======



The accompanying notes are an integral part of the financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PETITION FOR REORGANIZATION UNDER CHAPTER 11 AND BASIS OF PRESENTATION

On August 9, 1996, the Company and its two wholly-owned subsidiaries, GRS, Inc. ("GRS") and GMO, Inc. ("GMO") filed voluntary petitions for reorganization under Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court"). Since August 9, 1996 the Company has been operating as a debtor-in-possession.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) pre-petition liability amounts that may be allowed for claim or contingencies or the status and priority thereof ; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The Company has recently experienced recurring losses from operations; has an accumulated deficit at June 29, 1996; had difficulty in meeting its amended Revolving Line of Credit and Term Loan Agreement covenants and cannot presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the Bankruptcy Proceedings. These conditions raise doubt as to the Company's ability to continue as a going concern.

Due to the Bankruptcy Proceedings, substantially all claims against the Company, prior to August 9, 1996, are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.

Liabilities recorded by the Company as of June 29, 1996 that would be subject to compromise under any plan of reorganization consisted of the following
(in thousands):

                                                                      Amount
                                                                     --------
                                  Accounts payable                  $ 24,282
                                  Accrued liabilities                  4,755
                                                                     -------
                                      Total                         $ 29,037
                                                                     =======


At the Company's request, the Bankruptcy Court established a bar date of October 25, 1996 for pre-petition claims against the Company. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Bankruptcy Proceedings. The Company has given notice to all known actual or potential claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. The Company will reconcile claims that differ from the Company's records, and any differences that cannot be resolved by negotiated agreement between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization which is subject to approval by the Bankruptcy Court and, accordingly, are not presently determinable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS -
Gander Mountain, Inc., (the "Company"), has principally been engaged in catalog and retail store sales of functional outdoor products serving the lifestyle of the hunting, fishing, camping and hiking enthusiasts. In the fourth quarter of 1996, the Company exited the catalog business (see note 3).

PRINCIPLES OF CONSOLIDATION -
The consolidated financial statements of the Company include the accounts of its respective subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION -
Revenue is recognized at time of sale and is reduced for anticipated merchandise returns.

CASH -
Included in cash at June 29, 1996 is a $1.6 million cash reserve held on deposit by the Company's credit card transaction processing bank for potential future credit card credits and chargebacks. The Company believes that the amount of future credits and chargebacks will not be material and is fully reserved for in other liabilities. The cash reserve was reduced to $0.9 million in August, 1996.

ACCOUNTS RECEIVABLE -
Accounts receivable consist primarily of amounts due from customers related to the sale of the Company's products. The Company believes it has provided adequate reserves for potentially uncollectible accounts. Allowances for estimated uncollectible accounts were $575,000 and $896,000 as of June 29, 1996 and July 1, 1995, respectively.

INVENTORIES -
Inventories consist of purchased finished merchandise available for sale and are stated at the lower of cost or market. The first-in, first-out (FIFO) method is used to determine cost of inventories.

STORE PRE-OPENING COSTS -
In fiscal 1995, the Company changed the amortization period for store pre-opening costs to be more consistent with industry practice. Costs associated with the opening of a new store are capitalized and then fully amortized during the first full month of operations. Prior to fiscal 1995, pre-opening costs were capitalized and amortized to expense based on a benefit period which did not exceed twelve months. Pre-opening expense for the years ended June 29, 1996, July 1, 1995 and July 2, 1994 was $0.9 million, $2.3 million and $0.4 million, respectively. Changing the amortization period impacted fiscal 1995 operating results by $1.3 million.

DEFERRED COSTS -
Catalog costs were capitalized and charged to expense based upon the projected revenue stream which did not exceed twelve months. Certain costs to acquire customer names were capitalized and amortized over a three year period. At June 29, 1996, there were no deferred costs recorded due to the Company's exit from this business during the fourth quarter of 1996.

ADVERTISING -
Advertising costs are expensed in the period in which the advertising occurs. For the years ended June 29, 1996, July 1, 1995 and July 2, 1994, advertising expense of $2.9 million, $2.1 million and $1.3 million was recorded, respectively.

PROPERTY AND EQUIPMENT -
Property and equipment are stated at cost less accumulated depreciation and amortization and include external and incremental internal costs of developing computer software. The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. For the years ended, June 29, 1996, July 1, 1995 and July 2, 1994, $0, $246,000 and $341,000 of interest was capitalized, respectively.

Depreciation of assets is computed using the straight-line method over the estimated useful lives which range from 5 years for fixtures and equipment, including capitalized software, to 30 years for buildings and improvements. Leasehold improvements are amortized over the lesser of the term of the lease or asset life.

EARNINGS PER SHARE -
Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. Net income has been adjusted for dividends on the Series A Redeemable Preferred Stock. The number of common and common equivalent shares used in the computation were 3,249,000, 3,224,000 and 3,212,000 for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively.

NOTE 3 - LOSS ON EXIT FROM CATALOG BUSINESS

On May 17, 1996, the Company sold selected catalog assets including the customer list, certain other intangible assets and selected inventory with a gross book value of $26.5 million to Cabela's, Inc. for $35.0 million in cash. As a result of the sale, the Company exited the catalog business during the fourth quarter of fiscal 1996. The catalog business exit strategy included liquidation of the remaining catalog inventory not sold above through the retail stores (see Note 5), selling the fixed assets of the catalog business and selling the Company's combined headquarters, distribution and retail store facility in Wilmot, WI with the intent of leasing back the portion needed to operate the retail business. As a result of the sale and exit strategy, the Company recognized a net charge of $13.3 million in the fourth quarter of fiscal 1996 as summarized below (in millions):

                                                                                     Amount
                                                                                     ------
               Gross proceeds                                                        $ 35.0
               Less: Direct transaction costs                                           1.4
                                                                                      -----
               Net proceeds                                                            33.6
               Less:  Book value of assets sold                                        26.5
               Writedown assets held for sale to net realizable value                  12.2
               Accrual of remaining lease payments on equipment primarily
                  used in the catalog operation                                         3.1
               Employee severance and termination benefits                              1.5
               Write-off  unamortized prepaid catalog expenses                          1.5
               Estimated cost of contract related litigation and claims                 1.7
               Write-off of deferred organization and financing costs                   0.4
                                                                                      -----
               Loss on exit from catalog business                                    $ 13.3
                                                                                       ====


Included in the impaired fixed assets above are the office equipment and furniture used in the catalog operation and phone center as well as warehouse equipment and racking utilized in catalog order fulfillment. The fair value of these assets was determined based on estimates provided by resellers of such equipment. The fair value of the Wilmot complex was based on the negotiated sale price as discussed in Note 4. The carrying value of these assets is included in a separate caption in the accompanying balance sheet.

The liabilities recorded above are included in "Other Current Liabilities" on the balance sheet. The following table summarizes the activity and remaining balance of these liabilities (in millions):

                                                      Initial                           Balance
                                                       Balance      Utilized         June 29, 1996
                                                       -------      --------         -------------
Accrual of remaining lease payments on equipment
  primarily used in the catalog operation                $ 3.1         $ 0.1                $  3.0
Employee severance and termination benefits                1.5           0.9                   0.6
Estimated cost of contract related litigation and
  contingent claims                                        1.7           -                     1.7
                                                          ----        ------                  ----
                                                         $ 6.3         $ 1.0                 $ 5.3
                                                          ====          ====                  ====




Included in the consolidated statements of operations are the following amounts for the catalog business (in thousands):

                                                       Fiscal Years Ended
                               ----------------------------------------------------------------
                                        June 29,               July 1,                July 2,
                                         1996                   1995                    1994
                                       --------               --------                --------
Net sales                              $154,861              $202,270                $181,684
Cost of goods sold                      108,186               136,992                 122,032
                                       --------              --------                --------
Gross profit                           $ 46,675              $ 65,278                $ 59,652
                                       ========              ========                ========
Direct catalog expenses included       $ 45,220              $ 51,926                $ 34,688
in operating expenses                  ========              ========                ========


In addition the level of inventories (in thousands) associated with the catalog business as of the end of the 1996, 1995 and 1994 fiscal years was $557, $66,069 and $51,142, respectively.

NOTE 4 - SUBSEQUENT EVENTS

On July 31, 1996, the Company sold its combined headquarters, distribution and retail store facility in Wilmot, Wisconsin to Pleasant Company for cash proceeds net of transaction costs, tax prorations and escrowed funds of $6.6 million which was used to reduce debt. The Company may continue to occupy the facility subject to a lease under which the Company must vacate the facility by June 1, 1997, except for its retail store and attached support area for which it has five one-year lease renewal options. As the facility had previously been written down to net realizable value as an asset held for sale as part of the exit from catalog costs, no gain or loss will be recorded on this sale.

On July 25, 1996, the Company sold the assets of its three Minnesota stores (Duluth, Maple Grove and St. Cloud) and two stores in western Wisconsin (Eau Claire and LaCrosse) to Holiday Stationstores, Inc. ("Holiday") for cash proceeds net of transaction costs of $16.0 million which was used to reduce debt. The sale included the purchase of inventory, store fixtures and leasehold improvements, along with the assumption of certain existing leases for the facilities and other liabilities. The net book value of assets sold net of liabilities assumed was $12.2 million resulting in a pre-tax gain of $3.8 million. In addition, Holiday offered employment to all of the Company's existing employees in the above stores. Holiday will continue to have the right to operate under the Gander Mountain name until January 31, 1997. Also included in the above transaction was a $0.5 million long term loan to the Company from Holiday due on July 25, 2000 at 6.0 percent interest due at loan maturity.

Included in the consolidated statements of operations are the following amounts for the five stores sold to Holiday (in thousands):

                                                          Fiscal Years Ended
                              -----------------------------------------------------------------
                                       June 29,               July 1,                July 2,
                                         1996                   1995                    1994
                                      ---------                -------                --------
Net sales                             $  32,022             $   23,278             $   16,424
Cost of goods sold                       23,094                 15,773                 11,041
                                      ---------             ----------             ----------
Gross profit                          $   8,928             $    7,505             $    5,383
                                      =========             ==========             ==========
Direct store expenses included        $   7,480             $    5,283             $    3,799
in operating expenses                 =========             ==========             ==========


In addition the level of inventories (in thousands) associated with the above five stores, as of the end of the 1996, 1995 and 1994 fiscal years was $8,442, $7,371 and $5,378, respectively.

NOTE 5 - SPECIAL CHARGE

In an effort to generate additional funds from existing inventory stocks to reduce bank debt levels and provide short term liquidity, the Company developed a large scale inventory liquidation plan in the third quarter of fiscal 1996. Inventory which was discontinued from the standard merchandise mix and primarily out of season was progressively marked down and aggressively promoted at each of the stores. In addition, discontinued, slower moving and aged inventory was transferred from the catalog division into the retail stores and included in the special liquidation plan which was substantially completed by June, 1996. Historically, the majority of such inventory would have been sold above cost in the normal course throughout the year in the appropriate seasons.

As a result of the liquidation plan, the Company recorded a net $3.6 million special charge to reduce this inventory to the estimated lower of cost or market value. The charge was initially estimated at $5.3 million, but was reduced by $1.7 million to $3.6 million in the fourth quarter reflecting better than expected cost recovery margins on the liquidated inventory. The components of this special charge were as follows (in millions):

                                             Inventory                                        Net
                                            Value at Cost             Charge                 Inventory
                                            -------------             ------                 ---------
       Retail Inventory                        $   8.5                $   2.5                 $   6.0
       Catalog Inventory                           3.8                    1.1                     2.7
                                               -------                -------                 -------
          Total                                   12.3                    3.6                     8.7
       Reduction thru June 29, 1996            (  11.5)                (  3.1)                (   8.4)
                                               -------                -------                 -------
          Balance at June 29, 1996             $   0.8                $   0.5                 $   0.3
                                               =======                =======                 =======

In fiscal 1995, the Company recorded an $11.5 million special charge comprised of $5.0 million for the Company's abandonment of certain internally developed software, $4.5 million for the write-down of certain aged inventory and $2.0 million for other catalog charges. The table below summarizes the activity associated with these charges during the current year (in millions):

                                                Reserve at                            Reserve at
                                                July 1, 1995        Utilized         June 29, 1996
                                                ------------        --------         -------------
                 Aged inventory write-off         $  2.4             $( 2.4)           $    -
                 Other catalog charges:
                     Severance costs                 0.6                -                 0.6
                     EZ Pay program                  0.5              ( 0.2)              0.3
                     Other                           0.1                -                 0.1
                                                  ------             ------            ------
                          Total                   $  3.6             $( 2.6)           $  1.0
                                                   =====               ====             =====

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                                                        June 29,             July 1,
                                                         1996                 1995
                                                      ----------           ----------
         Land and land improvements                   $    -               $    886
         Building and leasehold improvements             8,331               22,501
         Equipment                                      12,946               21,468
         Furniture and fixtures                          5,791                5,773
         Construction in progress                          -                    790
                                                      --------             --------
                                                      $ 27,068             $ 51,418
         Less: accumulated depreciation               ( 13,234)             (15,833)
                                                       -------               ------
                                           Total      $ 13,834             $ 35,585
                                                       =======              =======


NOTE 7 - BORROWING ARRANGEMENTS

At June 29, 1996, the Company maintained a revolving line of credit with a Bank Group (the "Banks") which was subject to changing availability as set forth in short-term waiver agreements, as discussed below, whereby it could borrow up to $32.8 million, subject to a borrowing base formula, expiring on July 20, 1996. Subsequent to July 20, 1996, the Company negotiated successive waiver agreements with the Banks which extended the waiver of defaults until August 16, 1996 and limited total borrowings to $11.0 million. This credit facility was used for working capital needs and letters of credit and provided for borrowings at the prime rate of interest. As of June 29, 1996, $29.4 million was outstanding at an interest rate of 8.25 percent. At June 29, 1996, the Company had $2.9 million available under the revolving line of credit. The entire balance was subsequently paid utilizing the Debtor-In-Possession Revolving Credit Agreement discussed below. A commitment fee of 0.375 percent was payable quarterly on the revolving line.

In December 1992, the Company obtained a term loan for up to $20.0 million from the banks participating in the line of credit facility. The term loan had quarterly principal payments of $0.5 million commencing on March 1, 1996 and was completely paid-off by June 29, 1996 utilizing the proceeds from the sale of catalog assets (see Note 3). The term loan bore interest at the prime rate.

The revolving line of credit and term loan were secured by substantially all assets of the Company. The Company was not in compliance with certain of the financial covenants related to these borrowings. As a result, the Company and the Banks signed successive amendments waiving these defaults, the final of which expired on August 16, 1996. The entire balance owing to the Banks was paid utilizing the Debtor-In-Possession Revolving Credit Agreement discussed below.

On August 12, 1996, the Company entered into a Debtor-In-Possession Revolving Credit Agreement, as amended, with CIT Group/Business Credit, Inc. (the "Lender") which was approved by the Bankruptcy Court on September 6, 1996. The Debtor-In-Possession Revolving Credit Agreement paid-off the previous revolving line of credit with the Banks. The Debtor-In-Possession Revolving Credit Agreement provides for extensions of revolving credit loans and letters of credit, limited to a percentage of eligible inventory and receivables less certain reserves for gift certificates and other fees, up to a maximum of $25.0 million through the earlier of the effective date of a confirmed plan of reorganization or the August 8, 1999 termination date. The Debtor-In-Possession Revolving Credit Agreement provides for a security interest in substantially all of the Company's assets and is guaranteed by GRS and GMO. Interest is 1.5 percent over the Prime Rate and unused line fees accrue at 0.375 percent per annum, both payable monthly. Payment of dividends is prohibited under the Debtor-In-Possession Revolving Credit Agreement and the Company is restricted to $1.0 million in capital expenditures in any fiscal year. The Debtor-In-Possession Revolving Credit Agreement provides certain restrictive covenants for which management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Chapter 11 proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Revolving Credit Agreement.

The carrying value of the Company's bank loans as of June 29, 1996 approximate fair value, which was determined based on transactions reflected under the Debtor-In-Possession Revolving Credit Agreement.

NOTE 8 - COMMITMENTS

The Company leases retail stores and office equipment under non-cancelable operating leases. Total rental expense under these leases was $6,110,000, $3,838,000 and $2,283,000 for the years ended June 29, 1996, July 1, 1995 and
July 2, 1994, respectively. Five stores were sold subsequent to year-end and their related leases were assumed by the purchaser. For purposes of determining the future minimum lease payments, these five stores were excluded. Future minimum annual lease payments under these leases at June 29, 1996 are as follows (in thousands):

                                FISCAL YEARS ENDING
                                -------------------
                                    1997                      $  4,605
                                    1998                         4,047
                                    1999                         3,221
                                    2000                         2,684
                                    2001                         2,727
                                    2002 and after              14,997
                                                                ------
                                               Total          $ 32,281
                                                                ======


Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the ultimate liability which may result from the filing of claims for all contracts which may be rejected.

NOTE 9 - INCOME TAXES

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

The Company's provision (benefit) for income taxes consisted of the following (in thousands):

                                                      Fiscal Years Ended
                                ---------------------------------------------------------------
                                       June 29,                July 1,               July 2,
                                         1996                    1995                   1994
                                       --------                 ------                --------
Federal                               $       -              $  (  104)              $ (   700)
State                                       109                     90                 (   325)
Deferred                                      -                 (6,185)                  2,279
                                      ---------              ---------               ---------
                                      $     109              $  (6,199)              $   1,254
                                      =========              =========               =========

The reconciliation between the statutory tax rate expressed as a percentage of pre-tax income (loss) and the effective tax rate is as follows:

                                                      Fiscal Years Ended
                                ---------------------------------------------------------------
                                       June 29,                July 1,               July 2,
                                         1996                    1995                   1994
                                       --------                 ------                --------
Federal income tax rate                    34.0%                   34.0%                  34.0%
State taxes, net of federal benefit         5.2                     5.6                    3.7
Change in valuation allowance           (  41.1)                (   1.5)                     -
Other                                       1.6                 (   1.6)                   1.3
                                        -------                 -------                 ------
                                        (   0.3)                   36.5%                  39.0%
                                        =======                 =======                 ======

The Company's temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at June 29, 1996 and July 1, 1995 are as follows (in thousands):

                                              June 29, 1996                          July 1, 1995
                                  -------------------------------------- --------------------------------------
                                          Current             Long-Term         Current             Long-Term
                                         Deferred Tax        Deferred Tax      Deferred Tax        Deferred Tax
                                     Asset(Liability)    Asset(Liability)  Asset(Liability)    Asset(Liability)
                                     ----------------    ----------------  ----------------    ----------------
Amortization of catalogs                   $    -            $    -           $( 5,193)          $      -
Property and Equipment                          -              1,176                -              ( 2,420)
Inventory cost capitalization                  508                -              1,777                  -
Software development                            -                 -                 -              ( 1,676)
Nondeductible accruals                       5,140                -              2,384                  61
Net operating loss carryforwards                -              6,806             1,309               4,202
Alternative minimum tax credit carryover        -                181                43                 138
Other                                          175                -            (   210)                 47
Valuation allowance                         (5,823)           (8,163)          (    62)            (   198)
                                           -------           -------           -------            --------
                                           $    -            $    -            $    48            $    154
                                           =======           =======           =======            ========

At June 29, 1996, the Company had $15.7 million and $24.5 million of federal and state net operating loss carryforwards; these carryforwards expire in 2008 through 2011. During fiscal 1996, the Company recorded a valuation allowance of $13.7 million to write down deferred tax assets to zero due to the level of uncertainty surrounding the Company's ability to generate sufficient future taxable earnings in order to utilize tax benefits. During fiscal 1995, the Company recorded a valuation allowance of $260,000 to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of state net operating loss carryforwards. Future changes in ownership could limit the amount of net operating loss carryforwards used in any one year.

NOTE 10 - SERIES A REDEEMABLE PREFERRED STOCK

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

By its terms, the Series A Redeemable Preferred Stock accrues a 5 1/2 percent annual dividend and is exchangeable at the Company's option for subordinated notes. The Company is currently prohibited under the August 12, 1996 Debtor-In-Possession Revolving Credit Agreement from paying any dividends or exchanging the Series A Redeemable Preferred Stock for subordinated notes. If the Company fails to make the required quarterly dividend payment on the Series A Redeemable Preferred Stock for four consecutive quarters, GS Investors is entitled to nominate a third director to the Company's board of directors. Either the Series A Redeemable Preferred Stock or the subordinated notes may be converted into common stock at an initial conversion price of $13.75 per share at the option of the GS Investors. Both the Series A Redeemable Preferred Stock and the subordinated notes carry voting rights on an as-converted basis with outstanding common stock and have mandatory redemption in years 2004 and 2005.

DIVIDENDS -
No dividends were paid in fiscal 1996. For the years ended July 1, 1995 and July 2, 1994, dividends of $850,000 and $369,000 were paid on the Series A Redeemable Preferred Stock, respectively. Dividends of $1,420,000, $311,000 and $49,000 were payable at June 29, 1996, July 1, 1995 and July 2, 1994, respectively, and are included in the balance sheet under the caption, "Other Current Liabilities."

NOTE 11 - SHAREHOLDERS' EQUITY

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

NOTE 12 - STOCK INCENTIVE PLANS
STOCK PURCHASE PLANS -
On October 20, 1993, the shareholders of the Company approved an Executive Stock Purchase Plan. Under the provisions of the plan, the officers, directors and key associates of the Company were given a one-time opportunity to acquire shares of common stock of the Company. A total of 130,000 shares of common stock were offered to and purchased by participants at a purchase price of $10 per share.

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

STOCK OPTION PLANS -
The Company has stock option plans that provide for the granting of incentive stock options or non-qualified options to directors, officers and key associates. The plans provide that options become exercisable ratably over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the grant date or within certain time periods specified by the plans in the event of termination of employment. As of June 29, 1996, 726,000 shares are authorized under these plans.

These shares can be granted either as incentive stock options or non-qualified stock options at a per share price not less than fair market value at the date of grant. Additionally, the plans allow for the awarding of performance shares, of which none have been awarded as of June 29, 1996.

The following table summarizes information relating to shares under option and shares available for grant under the plans:

                                                                             Weighted
                                                     Number of            Average Option
                                                     Shares             Price Per Share
                                                  ------------         -----------------
  Options outstanding at June 29, 1996                261,408                $ 10.55
  Options exercised                                    72,812                   7.44
  Options available for grant at June 29, 1996        391,780
                                                      -------
                                      Total           726,000
                                                      =======


Activity involving the plans is summarized in the following table:

                                                     Number of          Option Price
                                                     Shares              Per Share
                                                  ------------         -------------
      Balance at June 30, 1993                        256,183           $6.14 to $11.50
           Granted                                    363,000           $9.00 to $13.00
           Canceled                                 (  39,525)          $6.14 to $12.50
           Exercised                                (  31,288)          $6.14 to $10.88
                                                    ---------
      Balance at July 2, 1994                         548,370           $6.14 to $13.00
           Granted                                     99,250           $8.75 to $17.25
           Canceled                                 ( 267,450)          $6.14 to $12.75
           Exercised                                (  25,737)          $6.14 to $ 9.00
                                                    ---------
      Balance at July 1, 1995                         354,433           $6.14 to $17.25
           Granted                                     17,250           $4.63 to $ 9.50
           Canceled                                 ( 105,725)          $9.00 to $13.25
           Exercised                                (   4,550)          $6.14 to $ 9.00
                                                    ---------
      Balance at June 29, 1996                        261,408           $4.63 to $17.25
                                                    =========
      Exercisable at June 29, 1996                    154,033
                                                    =========


NOTE 13 - CONTINGENCIES

As a result of an audit by the Internal Revenue Service (the "Service") for fiscal years ended June 30, 1985 and 1986, the Company received two adjustments having a potential tax exposure of $402,000 plus interest of $301,000. At issue is the Company's method of allocating purchase price to inventory and customer lists resulting from the acquisition of the Company as of September 14, 1984. The Company has challenged the Service's position and has paid the tax and interest while immediately filing a claim for refund in the Court of Claims. An agreement with the Service, subject to final approval by the Office of Review of the U. S. Department of Justice, has been reached which would result in a refund to the Company of approximately $375,000 plus interest of approximately $125,000 as of June 29, 1996. Should approval not be reached, management believes that adequate reserves have been established to cover the loss, if any, resulting from these assessments and that the outcome of the case will not have a material effect on the Company's financial statements.

In the fourth quarter of fiscal 1996, the Company has been sued by several creditors seeking overdue trade payable amounts which are generally recorded in the Company's financial statements and the Company was served with a summons and complaint in a breach of contract matter relating to a catalog paper order in the amount of $4.6 million. The plaintiff is seeking $4.6 million in damages. Management believes that the outcome of these matters will not have a material effect on the Company's financial statements.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

David J. Lubar, Chairman of the Board, is President of Lubar & Co., Incorporated a private investment company which owns 10.6 percent of the Common Stock of the Company. In fiscal 1996, the Company paid $306,250 to Mr. Lubar, representing Lubar & Co., Incorporated., for consulting and advisory services which included representing the Company in the various asset sale negotiations.

NOTE 15 - QUARTERLY RESULTS (UNAUDITED)

The following tables present selected quarterly data for fiscal 1996 and 1995 (in thousands, except per share data):

                                                      Fiscal 1996
                       -------------------------------------------------------------------------------
                                     1st Qtr            2nd Qtr            3rd Qtr            4th Qtr
                                    ---------          ---------          ---------          ---------
Net sales                            $ 96,279           $120,818          $ 47,389           $ 27,449
Gross profit                           28,874             38,045            11,552              6,486
Pre-tax income (loss)                  (1,784)             3,373           (13,361)           (21,900)(1)
Net income (loss)                      (1,106)             2,073           (14,774)           (19,974)(1)
Primary net income (loss)
  per share                            ( 0.43)              0.55           (  4.63)           (  6.22)
Fully diluted net income
  (loss) per share                     ( 0.43)              0.44           (  4.63)           (  6.22)

                                                        Fiscal 1995
                        ------------------------------------------------------------------------------
Net sales                            $ 85,973           $114,566          $ 43,355           $ 53,890
Gross profit                           28,008             38,614            12,757             16,562
Pre-tax income (loss)                   2,862              6,359           (19,811)           ( 6,393)(2)
Net income (loss)                       1,717              3,752           (12,122)           ( 4,131)(2)
Primary and fully diluted
  net income (loss) per share            0.44               1.02           (  3.82)           (  1.36)
Fully diluted net income
  (loss) per share                       0.36               0.77           (  3.82)           (  1.36)


______________________
(1) The fourth quarter of 1996 includes the loss on exit from catalog business of $13.3 million and the ($1.7) million adjustment of the special charge recorded in the third quarter of fiscal 1996.
(2) The fourth quarter of 1995 includes an additional $1.2 million in pre-opening costs over the same quarter of 1994 reflecting four new stores compared to none in the respective periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

DAVID J. LUBAR                                             DIRECTOR SINCE 1989
     Chairman of the Board of the Company since April, 1995. Mr. Lubar is President of Lubar & Co., Incorporated since 1991 and Principal of Lubar & Co. since 1982 (private investment company). He serves on the Board of Directors of Christiana Companies, Inc. (refrigerated warehousing and logistics) and various other private companies. Mr. Lubar, age 41, also served as a Director of the Company from 1984-1987.

RALPH L. FREITAG                                           DIRECTOR SINCE 1984
     Chief Executive Officer of the Company since April, 1995. Mr. Freitag, age 56, served as Chairman and Chief Executive Officer of the Company from 1992 to 1994, and Chairman and President of the Company from September, 1984 to 1992.

RICHARD H. JACOBSOHN                                       DIRECTOR SINCE 1986
     President of American Slicing Machine Company and American Products division since 1976. President, Simply The Best Sports companies since 1993 (direct marketing consumer catalog). Mr. Jacobsohn is 52 years of age.

JAMES F. KOBS                                              DIRECTOR SINCE 1990
     Chairman and Chief Executive Officer of Kobs, Gregory and Passavant since 1991 (direct marketing/consulting). Mr. Kobs, is 59 years of age.


STEPHEN R. LETT                                            DIRECTOR SINCE 1990
     President of Lett Direct, Inc. since 1995 (direct marketing/consulting). Mr. Lett served as President, Chief Executive Officer and director of The Rytex Company, a subsidiary of the C. R. Gibson Company, from 1988 to 1994 (direct marketing/catalog). Mr. Lett is 48 year of age.

SANJEEV K. MEHRA                                           DIRECTOR SINCE 1994
     Vice President of Goldman, Sachs & Co. in the Principal Investment Area, since 1990. Mr. Mehra, age 37, serves on the Board of Directors of other private companies as a nominee of Goldman, Sachs & Co. As indicated below, Mr. Mehra was nominated for election as a director by the holder of the Company's Preferred Stock pursuant to the terms of an agreement between such holders and the Company.

ALFRED G. GOLDSTEIN                                        DIRECTOR SINCE 1994
     President of A.G. Associates since 1993. Mr. Goldstein, age 64, served as President of Sears Specialty Merchandising from 1987 to 1993 and was nominated for election as a director by Goldman, Sachs & Co. pursuant to the terms of an agreement between Goldman, Sachs & Co. and the Company as discussed below.

WILLIAM T. END                                             DIRECTOR SINCE 1995
     Managing Director of International Cornerstone Group since 1995. Mr. End served as President and Chief Executive Officer of Land's End, Inc., from 1992 to 1995, and as Executive Vice President of Land's End, Inc., from 1991 to 1992. Mr. End, age 49, is currently a Director of Hannaford Bros., Co., Ariel, Inc., Travel Smith, Cinmar/Frontgate and International Cornerstone Group.

                               EXECUTIVE OFFICERS

       The following table sets forth certain information with respect to each executive officer of the Company and its principal subsidiaries as of September 16, 1996. The term of office of the Chairman of the Board and Chief Executive Officer is until the first meeting of the Board following the next annual meeting of stockholders. The term of office of the other officers is at the discretion of the Board.

                 NAME                              PRESENT POSITION                         AGE
                 ----                              ----------------                         ---
         David J. Lubar (1)                      Chairman of the Board                       41

         Ralph L.  Freitag (1)
                                                Chief Executive Officer                      56

         Kenneth C. Bloom (2)      Executive Vice President, Chief Financial Officer,        36
                                                Secretary and Treasurer

         Kenneth J. Guerrini (3)        General Controller, Assistant Secretary              34

         Gary L. Hauger (4)                 Vice President Retail Operations                 47
--------------------------------------------

(1) See information set forth under Item 10, "Directors and Executive Officers" of the Registrant" for a description of business experience during the past five years.

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

(3) Mr. Guerrini has served as General Controller of the Company since August 1995. Prior to joining the Company, he was Assistant Controller of K-Mart Corporation from 1993 to 1995. Prior to 1993, Mr. Guerrini was the Director
    of Internal Audit for Arbor Drugs,    Inc., a retail drugstore operation.

(4) Mr. Hauger has served as Vice President of Retail Operations since January, 1993. Prior to 1993, Mr. Hauger served as Director of Retail Operations.




           SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

       To the Company's knowledge, and based on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended June 29, 1996, the
Section 16 reporting persons complied with Section 16(a) filing requirements applicable to them.

Item 11.  Executive Compensation

      The following table sets forth summary information regarding all compensation paid during each of the Company's last three fiscal years to or on behalf of each individual who served as the Company's Chief Executive Officer during any part of the fiscal year and each of the Company's (four) 4 other most highly compensated executive officers who were serving as executive officers at the end of the 1996 fiscal year including stock options granted and accrued deferred compensation.


                           SUMMARY COMPENSATION TABLE


                                                                                            Long
                                                                                      Term Compensation
                                                                                    ----------------------
                                                                                    Restricted  Underlying
                                                                       Other Annual    Stock      Options/         All Other
                                    Fiscal     Salary        Bonus     Compensation    Awards       SAR's         Compensation
Name and Principal Position          YEAR        $             $            $            $        (#)  (1)           ($)  (2)
---------------------------          ----    ---------     ---------   -------------  --------    ---------       ------------
Ralph L. Freitag                    1996       245,000         -        23,234(3)          -            -            2,250
Chief Executive Officer             1995       245,000         -        18,852             -            -            2,352
                                    1994       245,000         -        17,214             -         60,000          2,916

Kenneth C. Bloom                    1996       200,000      100,000(5)     462(4)          -            -            4,488(5)
Executive Vice President            1995       167,917         -             -             -         10,000          2,095
and Chief Financial Officer         1994        18,125         -             -             -         50,000             -

David W. Reirden(6)                 1996       175,000         -         3,708(7)          -            -            2,513
President - GRS, Inc.               1995       140,000       14,000      1,525             -            -            2,108
(Retail Subsidiary)                 1994       135,000       10,000          -             -         30,000          2,013

Robert D. Cocks(8)                  1996       216,547       50,000(9)     357(4)          -            -            1,588
President - GMO, Inc.               1995       100,625         -             -             -         25,000        145,151(10)
(Catalog Subsidiary)                1994       130,000        5,000          -             -         20,000             -

Jim C. Simons(11)                   1996       102,119       50,000(12)  1,795(13)         -            -            1,824
Vice President of Catalog           1995        11,770         -             -             -            -               -
                                    1994        53,250         -             -             -            -               -

Gary L. Hauger                      1996       110,000         -           452(4)          -            -            2,973(14)
Vice President Retail Operation     1995        90,360        9,000          -             -            -            1,397
                                    1994        85,312        7,500          -             -         20,000            953

________________
(1) Option grants include incentive stock options and non-qualified stock options.

(2) Except as otherwise indicated, comprised of Company's matching contributions on behalf of each named executive under the Company's 401(k) Associates' Savings Plan and Executive Deferred Compensation Plan.

(3) The stated amount for fiscal 1996 includes $12,000 for automobile allowance, $7,274 for the portion of Mr. Freitag's life insurance premium related to the death benefit payable to Mr. Freitags' beneficiaries and $3,960 for group term life insurance.

(4) The stated amount represents group term life insurance.

(5) The stated amount represents $100,000 stay-put bonus.

(6) Mr. Reirden previously served as Vice President of Retail from December, 1991 to June, 1992 and was Vice President of Merchandising from the time he joined the Company in October, 1989 to December, 1991. Mr. Reirden was also President and Treasurer of GRS, Inc., a wholly owned subsidiary of the Company incorporated in January, 1993. Mr. Reirden resigned from the Company on August 9, 1996.

(7) The stated amount for fiscal 1996 includes $1,638 for the value of Mr. Reirden's life insurance premium related to the death benefit payable to Mr. Reirden's beneficiaries and $2,070 for group term life insurance.

(8) Mr. Cock's resigned as Senior Vice President of Operations during February 1995, rejoined the Company as President of GMO, Inc. during May 1995, and resigned on June 30, 1996 as a result of the Company exiting the catalog business.

(9) The stated amount of $50,000 represents a transaction bonus related to the sale of catalog assets.

(10) The stated amount of $145,151 represents severance pay.

(11) Mr. Simons resigned as Director of Marketing in July 1994, rejoined the Company as Vice President of Catalog Marketing in May 1995, and resigned on June 15, 1996 as a result of the Company exiting the catalog business.

(12) The stated amount includes $25,000 transaction bonus related to the sale of catalog assets and $25,000 stay-put agreement.

(13) The stated amount includes $1,363 for reimbursed employment relocation expenses and $432 for group term life insurance.

(14) The stated amount includes 1,338 for the exercise of stock options.

                             EMPLOYMENT AGREEMENTS

         Mr. Freitag has an employment agreement which is automatically renewed each calendar year unless either Mr. Freitag or the Company gives notice of non-renewal at least two months prior to expiration of the then current term. The Company may, however, terminate Mr. Freitag's employment at any time for cause, essentially misconduct. If the Company terminates Mr. Freitag's employment for cause, the Company is obligated to pay Mr. Freitag his vested rights to salary and fringe benefits prorated to the date of termination. If the Company terminates Mr. Freitag's employment without cause, the Company is obligated to continue Mr. Freitag's salary and group health and life insurance benefits for a period of twenty four months.

        The Company carries $2 million of keyman life insurance on the life of Mr. Freitag, of which $500,000 is payable to the Company and $1,500,000 is payable to beneficiaries designated by him. Premiums on this policy are paid by the Company.

        Mr. Bloom has an employment separation agreement that obligates the Company to continue his salary and group health and life insurance benefits for a period of twelve months if his employment is terminated by the Company without cause. The Company has no obligation under this agreement if it terminates the employment of Mr. Bloom for cause, essentially misconduct.

        Mr. Hauger has an employment separation agreement that obligates the Company to continue salary and group health and life insurance benefits for a period of at least six months if his employment is terminated by the Company without cause. The Company has no obligation under this agreement if it terminates the employment of Mr. Hanger for cause, essentially misconduct.

        The Company provides group health and life insurance benefits to its full-time employees, including the named executive officers.

                     TERMINATION OF EMPLOYMENT ARRANGEMENTS

        Two executive officers have resigned subsequent to the Company's fiscal 1996 year end. David W. Reirden, President of GRS, inc., resigned effective August 9, 1996 and Robert D. Cocks, President of GMO, Inc., resigned effective June 30, 1996. Each officer named above entered into an agreement with the Company to which they received the consideration described below.

        In connection with Mr. Reirden's resignation as President and GRS, Inc. Mr. Reirden received a lump sum salary payment in the amount of $175,000, his then current annual rate.

        In connection with Mr. Cocks' resignation as President of GMO, Inc., Mr. Cocks received severance payments totalling $75,000.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee is comprised of James F. Kobs, David J. Lubar and Alfred G. Goldstein. The responsibilities of the Compensation Committee are, in addition to other duties the Board may specify, to make recommendations to the Board with respect to compensation for the executive officers of the Company and to administer the 1991 Stock Incentive Plan and the Executive Stock Purchase Plan. The Compensation Committee met three times during the past fiscal year.

        David J. Lubar, Chairman of the Board, is President of Lubar & Co., Incorporated a private investment company which owns 10.6 percent of the Common Stock of the Company. In fiscal 1996, the Company paid $306,250 to Mr. Lubar, representing Lubar & Co., Incorporated, for consulting and advisory services which included representing the Company in the various asset sale negotiations.

                        OPTIONS EXERCISED IN FISCAL 1996
                   AND VALUE OF OPTIONS AT END OF FISCAL YEAR

The following table sets forth information related to options exercised by certain of the named executive officers during the 1996 fiscal year and the number and value of options held at the fiscal year end.


                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                 AND FISCAL YEAR-END OPTION VALUES


                                                              Number of Shares
                                                           Underlying Unexercised       Value of Unexercised In-The
                           Shares                           Options At FY-End (#)       Money Options At FY-End ($)*
                        Acquired On        Value        -----------------------------   ----------------------------
NAME                    Exercise (#)    Realized ($)    Exercisable     Unexercisable   Exercisable    Unexercisable
----                    ------------    -----------     -----------     -------------   -----------    -------------

Ralph L. Freitag             -               -             55,625            9,375           -                  -
Kenneth C. Bloom             -               -             26,250           31,250           -                  -
Robert D. Cocks              -               -             18,750            6,250           -                  -
Gary L. Hauger             275           3,025             13,975            4,375           -                  -
David W. Reirden             -               -             30,275            9,375           -                  -

(*) Value of unexercised, in-the-money options at fiscal year end is the difference between exercise price and the fair market of the underlying stock on the last day of the fiscal year. On such date, the fair market value of the Company's Common Stock was 0.625 per share. Unless an amount is indicated in the column, the named executive officer had unexercised options which were in the money at the end of the 1996 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth beneficial ownership of the Common Stock and Preferred Stock of the Company as of September 16, 1996, by each director and/or executive officer of the Company, all directors and executive officers as a group, and each person known to the Company to beneficially own more than five percent of Common Stock or Preferred Stock. Other than the addresses indicated, the address of the listed individual is Highway W, P.O. Box 128, Wilmot, Wisconsin 53192.


                              NAME AND ADDRESS OF                SHARES OF STOCK
TITLE OF CLASS                 BENEFICIAL OWNER          BENEFICIALLY OWNED (1)(2)(3)(4) PERCENT OF CLASS
--------------                 ----------------          ------------------------------- ----------------

                            DIRECTORS AND OFFICERS:
Common Stock                David J. Lubar (5)                       347,195                  10.6%
                            Lubar & Co., Incorporated
                            777 E. Wisconsin Avenue
                            Milwaukee, WI  53202

Common Stock                Ralph L. Freitag (6)                     255,155                   7.8%

Common Stock                David W. Reirden (7)                      17,611                   0.6%

Common Stock                Robert D. Cocks (8)                          614                   *

Common Stock                Kenneth C. Bloom (9)                      26,250                   0.9%

Common Stock                Gary L. Hauger (10)                       18,975                   0.6%

Common Stock                Jim C. Simons                                  0                   *

Common Stock                James F. Kobs (11)                        16,150                   *

Common Stock                Stephen R. Lett (12)                      11,750                   *

Common Stock                Richard H. Jacobsohn (13)                 10,750                   *
                            American Slicing Machine
                            Simply The Best Sports Division
                            5550 North Elston Avenue
                            Chicago, IL  60630

Common Stock                Alfred G. Goldstein (14)                  10,625                   *
                            1040 North Lake Shore Drive
                            Chicago, IL  60611

Common Stock                William T. End (15)                        4,625                   *
                            International Cornerstone Group
                            415 Congress St.   Suite 600
                            Portland, ME  04101

Common Stock                All directors and executive (16)         724,450                22.2%
                            officers as a group (14 people)

Series A                    Sanjeev K. Mehra (17)                      3,500                 *
Preferred Stock             Goldman, Sachs & Co.
                            85 Broad Street
                            New York, NY  10004

                            OTHER 5% STOCKHOLDERS:


Series A                    Goldman Sachs Group, L.P. (17)           200,000               100.0%
Preferred Stock             85 Broad Street
                            New York, NY  10004

__________________________
* LESS THAN 1/2 PER CENT

(1) Information concerning persons known to the Company to be beneficial owners of more than five percent of its Common Stock or Series A Preferred Stock is based upon the most recently available information furnished by such persons pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934.

(2) Information concerning ownership of Common Stock by directors of the Company and named executive officers individually and as a group are as of September 16, 1996 except for shares held in the Company's 401(k) Savings Plan which is as of June 29, 1996.

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

(6) Includes stock options which, upon exercise, entitle Mr. Freitag to acquire 55,625 shares of Common Stock.

(7)   Includes 1,011 shares which are held in the Company's 401(k) Savings
      Plan.

(8)   Includes 614 shares of Common Stock held in the Company's 401(k) Savings
      Plan.

(9) Includes stock options which, upon exercise, entitle Mr. Bloom to acquire 26,250 shares of Common Stock.

(10) Includes stock options which, upon exercise, entitle Mr. Hauger to acquire 13,975 shares of Common Stock.

(11) Includes stock options which, upon exercise, entitle Mr. Kobs to acquire 5,750 shares of Common Stock.

(12) Includes stock options which, upon exercise, entitle Mr. Lett to acquire 5,750 shares of Common Stock.

(13) Includes stock options which, upon exercise, entitle Mr. Jacobsohn to acquire 4,750 shares of Common Stock. Mr. Jacobsohn has indirect ownership of 5,000 shares in a revocable trust.

(14) Includes stock options which, upon exercise, entitle Mr. Goldstein to acquire 625 shares of Common Stock.

(15) Includes stock options, which, upon exercise, entitle Mr. End to acquire 625 shares of Common Stock.

(16)  Includes 123,850 shares subject to stock options.

(17) See footnote 16 below. Mr. Mehra is a Vice President of Goldman, Sachs & Co. Goldman, Sachs & Co. is the Investment Manager of GS Capital Partners, L.P. Mr. Mehra disclaims the beneficial ownership of all the shares of Goldman Sachs Group, L.P. except to the extent of his pecuniary interest in such shares.

(18) The information contained in this note is based on information contained in the Schedule 13D filed on January 3, 1994, and the amended
      Schedule 13(d) filed on April 5, 1994, by The Goldman Sachs Group, L.P. ("GS Group"), Goldman, Sachs & Co. ("Goldman Sachs") and certain of their affiliates (the "Filing Persons"). GS Group is a general partner of and owns a 99% interest in Goldman Sachs, and its general partners consist of the general partners of Goldman Sachs other than GS Group. The Preferred Stock is directly owned by certain limited partnerships, including GS Capital Partners, L.P., collectively the GS Investors, of which affiliates of GS Group and Goldman Sachs are the general partner or the managing general partner. The Preferred Stock is convertible into 1,454,545 shares of Common Stock (subject to certain anti-dilution adjustments), votes on an as-converted basis together with the Common Stock on all matters submitted to shareholders generally and represents approximately 31.0% of the combined voting power of the outstanding shares of Common Stock and Preferred Stock voting as a single class. The Filing Persons share the power to vote or direct the vote and to dispose or direct the disposition of these shares. GS Group disclaims ownership of these shares to the extent of partnership interests in the limited partnerships held by persons other than GS Group or its affiliates.

Item 13.  Certain Relationships and Related Transactions
      Sanjeev K. Mehra, a director of the company, is a Vice President of Goldman, Sachs & Co., an affiliate of GS Investors, the entity which owns all of the Company's outstanding Preferred Stock. The purchase agreement pursuant to which GS Investors purchased the Preferred Stock gives GS Investors the right to nominate two candidates for election to the Company's Board, one of which may be an employee of Goldman, Sachs & Co. or its affiliates, and one of which may not be so employed. In addition, as the Company has failed to make the required quarterly dividend payment on the Preferred Stock for four consecutive quarters, GS Investors is entitled to nominate a third director to the board.


                                    Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)  (1) Financial Statements:

                The financial statements listed in Item 8 are filed as part of this report.
            (2) Financial Statement Schedules:

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                               ($ IN THOUSANDS)

   For the                                 Balance at       Charged                                 Balance at
Fiscal Year                                 Beginning      to Costs       Charged to                   End of
   ended           Description              of Period     & Expenses   Other Accounts    Deductions   Period
-----------        -----------              ---------     ----------   --------------    ---------- ----------
June 29, 1996    Allowance for estimated
                 uncollectible accounts       $   896      $     510         $  0        $(831)(d)   $   575

                 Allowance for slow
                 moving inventory               2,946          3,808(a)         0          (3,504)     3,250

July 1, 1995     Allowance for estimated
                 uncollectible accounts           285          1,591(b)         0         (980)(d)       896

                 Allowance for slow
                 moving inventory                 350          4,650(c)         0          (2,054)     2,946

July 2, 1994     Allowance for estimated
                 uncollectible accounts            55            472            0         (242)(d)       285

                 Allowance for slow
                 moving inventory                 125            286            0             (61)       350

----------------
(a) Includes $3,599 provided in conjunction with the fiscal 1996 special provision.
(b)  Includes $500 provided in conjunction with the special provision.
(c) Includes $4,500 provided in conjunction with the fiscal 1995 special provision.
(d)  Uncollectible accounts written off, net of recoveries

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

10.10      Second Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended December 30, 1995).

10.11      Third Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended December 30, 1995).

10.12      Fourth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended December 30, 1995).

10.13      Fifth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended March 30, 1995).

10.14      Sixth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended March 30, 1995).

10.15      Seventh Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended March 30, 1995).

10.16      Eighth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended March 30, 1995).

10.17      Ninth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended March 30, 1995).


10.18      Tenth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended March 30, 1995).

10.19      Eleventh Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement.

10.20      Twelfth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement.

10.21      Letter Agreement to Third Amended and Restated Revolving Credit and Term Loan Agreement dated June 21, 1996.

10.22      Letter Agreement to Third Amended and Restated Revolving Credit and Term Loan Agreement dated June 25, 1996.

10.23      Fifteenth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement.

10.24      Sixteenth Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended September 28, 1996).

10.25      Asset Purchase Agreement between Cabela's, Inc. and Gander Mountain, Inc., dated as of April 10, 1996 (incorporated by reference to the Company's Form 8-K dated May 17, 1996).

10.26      Asset Purchase Agreement between Holiday Stationstores, Inc. and Gander Mountain, Inc. dated as of July 11, 1996
           (incorporated by reference to the Company's Form 8-K dated July 31, 1996).

10.27      The CIT Group/Business Credit, Inc. Debtor-In-Possession Revolving Credit Agreement


       (b)   Reports on Form 8-K:

             On May 17, 1996, the Company filed a report on Form 8-K under Item 2 reporting that the Company sold selected catalog assets including the customer list, certain other intangible assets and selected inventory with an aggregate net book value of approximately $26.5 million to Cabela's Incorporated for $35.0 million in cash. A press release was incorporated by reference.

             On July 25, 1996, the Company filed a report on Form 8-K under
             Item 2 reporting that the Company sold the assets of its three Minnesota stores (Duluth, Maple Grove and St. Cloud) and two stores in Wisconsin (Eau Claire and LaCrosse) and included the purchase of inventory, store fixtures, leasehold improvements and certain existing leases for the facilities to Holiday Stationstores, Inc. for $16.2 million. A press release was incorporated by reference.

             On July 31, 1996, the Company filed a report on Form 8-K under
             Item 2 reporting that the Company sold its combined headquarters, distribution and retail store facility in Wilmot, Wisconsin to Pleasant Company for net proceeds of $6.6 million after tax prorations and escrowed funds. Under the agreement, the Company can continue to occupy the facility until June 1, 1997 with extended rental option periods for the retail store space beyond that date. A press release was incorporated by reference.

             On August 9, 1996, the Company filed a report on Form 8-K under
             Item 3 reporting that the Company and its two subsidiaries, GRS, Inc. and GMO, Inc., filed petitions for relief under Chapter 11 of the Bankruptcy Code. The petitions were filed in the United States Bankruptcy Court for the Eastern
             District of Wisconsin and each company is a debtor-in-possession under the Bankruptcy Code.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therewith duly authorized.

                                             Gander Mountain, Inc.


                                             /s/Kenneth C. Bloom
                                             ----------------------------
                                             Kenneth C. Bloom, Executive Vice
                                             President, Chief Financial Officer,
                                             Secretary and Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                                             /s/ David J. Lubar
                                             ----------------------------
                                             David J. Lubar, Director,
                                             Chairman of the Board

                                             /s/ Ralph L. Freitag
                                             ----------------------------
                                             Ralph L. Freitag, Director,
                                             Chief Executive Officer

                                             /s/ Stephen R. Lett
                                             ----------------------------
                                             Stephen R. Lett, Director

                                             /s/ Richard H. Jacobsohn
                                             ----------------------------
                                             Richard H. Jacobsohn, Director

                                             /s/ James F. Kobs
                                             ----------------------------
                                             James F. Kobs, Director

                                             /s/ Sanjeev K. Mehra
                                             ----------------------------
                                             Sanjeev K. Mehra, Director

                                             /s/ Alfred G. Goldstein
                                             ----------------------------
                                             Alfred G. Goldstein, Director

                                             /s/ William T. End
                                             ----------------------------
                                             William T. End, Director



September 27, 1996