Form 10-Q
period 1996-09-28
GANDER MOUNTAIN INC
filed 1996-11-12
CIK 789598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended September 28, 1996        Commission File Number 0-14579



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

                            Yes       No  X
                                ---      ---

On September 28, 1996, there were outstanding 3,265,347 shares of the Registrant's $.01 par value common stock.

                             GANDER MOUNTAIN, INC.

                                   FORM 10-Q

                               SEPTEMBER 28, 1996



                                  REPORT INDEX




                                                                                                    PAGE
                                                                                                  --------
PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the Thirteen
  Weeks Ended September 28, 1996 and September 30, 1995 . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Balance Sheets at September 28, 1996
  and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Cash Flows for the Thirteen
  Weeks Ended September 28, 1996 and September 30, 1995 . . . . . . . . . . . . . . . . . . . . . .   5

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .   6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                             GANDER MOUNTAIN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                                   (Unaudited)
                                                               Thirteen Weeks Ended
                                                      -------------------------------------
                                                      September 28,           September 30,
                                                          1996                    1995
                                                      -------------           -------------
Net Sales                                                $22,858                 $96,279
Cost of goods sold                                        16,462                  67,405
                                                         -------                 -------
    Gross profit                                           6,396                  28,874

Selling, general and administrative expenses               7,784                  28,786
                                                         -------                 -------
Income (loss) from operations                             (1,388)                     88
                                                         -------                 -------
Other (income) expense:
    Net interest expense                                     321                   1,771
    Other - net                                           (3,188)                    101
                                                         -------                 -------
                                                          (2,867)                  1,872
                                                         -------                 -------
Income (loss) before income taxes                          1,479                  (1,784)

Provision for income taxes                                     0                    (678)
                                                         -------                 -------
Net income (loss)                                          1,479                  (1,106)

Preferred redeemable stock dividends                         278                     275
                                                         -------                 -------
  Net income (loss) to common shareholders               $ 1,201                 $(1,381)
                                                         =======                 =======
Earnings (loss) per share: (See note 6)

  Primary                                                $  0.37                 $ (0.43)
                                                         =======                 =======
  Fully diluted                                          $  0.31                 $ (0.43)
                                                         =======                 =======



The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                             (Unaudited)
                                                 ----------------------------------
                                                  September 28,          June 29,
                                                     1996                 1996
                                                 -------------        -------------
ASSETS

Current assets:
 Cash                                               $  2,999            $  3,287
 Accounts receivable                                     853               1,623
 Refundable income taxes                                 515                 500
 Inventories                                          24,985              37,352
 Other current assets                                    958                 584
 Assets held for sale                                    335               7,335
                                                    --------            --------
                                                      30,645              50,681
                                                    --------            --------
Property and equipment:
 Leasehold improvements                                5,813               8,331
 Furniture and equipment                              16,956              18,737
                                                    --------            --------
                                                      22,769              27,068
 Less:   Accumulated depreciation                    (12,870)            (13,234)
                                                    --------            --------
                                                       9,899              13,834
                                                    --------            --------
                                                    $ 40,544            $ 64,515
                                                    ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $ 24,974            $ 24,282
 Notes payable to bank                                 5,876              29,376
 Other current liabilities                            12,238              15,207
                                                    --------            --------
                                                      43,088              68,865
Long-term obligations                                    500                   -
                                                    --------            --------
Preferred Redeemable Stock                            20,000              20,000
                                                    --------            --------
Shareholders' Deficit:
 Class B preferred stock                                   -                   -
 Common stock                                             33                  33
 Additional paid-in capital                           12,667              12,662
 Accumulated deficit                                 (35,294)            (36,495)
 Less notes receivable from stockholders                (450)               (550)
                                                    --------            --------
                                                     (23,044)            (24,350)
                                                    --------            --------
                                                    $ 40,544            $ 64,515
                                                    ========            ========


The accompanying notes are an integral part of the financial statements.

                             GANDER MOUNTAIN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                             (Unaudited)
                                                                        Thirteen Weeks Ended
                                                                 -----------------------------------
                                                                 September 28,         September 30,
                                                                     1996                  1995
                                                                 -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $   1,479               $  (1,106)

  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Net gain on sale of 5 stores                                     (3,844)                      -
    Net gain on sale of Wilmot facility                                 (52)                      -
    Depreciation and amortization                                       724                   1,380
    Deferred income taxes                                                 -                    (777)

  Changes in operating assets and liabilities:
    Accounts receivable                                                 870                  (5,066)
    Refundable income taxes                                             (15)                  1,278
    Inventories                                                       3,341                  (8,595)
    Accounts payable                                                    692                   8,037
    Other                                                            (3,327)                  1,284
                                                                  ---------               ---------
    Cash used for operating activities                            $    (132)              $  (3,565)
                                                                  ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from sale of 5 stores                               16,150                       -
    Net proceeds from sale of Wilmot facility                         6,589                       -
    Acquisition of property, plant and equipment                          -                  (1,331)
                                                                  ---------               ---------
    Cash provided by (used) for investing activities              $  22,739               $  (1,331)
                                                                  ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments and proceeds from line of credit agreements    $ (23,500)              $   9,050
    Proceeds from long-term obligations                                 500                       -
    Proceeds from stock subscription  receivable                        100                       -
    Net proceeds from issuance of common stock                            5                      66
                                                                  ---------               ---------
    Cash provided by (used for) financing activities              $ (22,895)              $   9,116
                                                                  ---------               ---------
INCREASE/(DECREASE) IN CASH                                           ($288)              $   3,417
CASH BEGINNING OF PERIOD                                              3,287                   2,818
                                                                  ---------               ---------
CASH END OF PERIOD                                                $   2,999               $   6,235
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

Certain reclassifications may have been made to the fiscal 1996 consolidated financial statements presented herein to conform to the presentation for fiscal 1997. For more complete financial information, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the applicable notes that appear in the Company's 1996 Annual Report on Form 10-K.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) pre-petition liability amounts that may be allowed for claim or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The Company has recently experienced recurring losses from operations, has an accumulated deficit at September 28, 1996 and cannot presently determine with certainty the ultimate liability which may result from the filing of claims in connection with the Bankruptcy Proceedings. These conditions raise doubt as to the Company's ability to continue as a going concern.

Due to the Bankruptcy Proceedings, substantially all claims against the Company, prior to August 9, 1996, are subject to the automatic stay provisions under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession. Pre-petition claims may arise from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.

Liabilities recorded by the Company that would be subject to compromise under any plan of reorganization consisted of the following (in thousands):

                                              September 28,         June 29,
                                                 1996                  1996
                                              -------------         --------
        Accounts payable                           $ 21,734         $ 24,282
        Accrued liabilities                           7,126            4,755
                                                   --------         --------
                Total                              $ 28,860         $ 29,037
                                                   ========         ========

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies as previously presented in the Company's 1996 Annual Report on Form 10-K are consistent with those policies in existence as of September 28, 1996.


NOTE 3 - SALE OF CERTAIN ASSETS

On July 31, 1996, the Company sold its combined headquarters, distribution and retail store facility in Wilmot, Wisconsin to Pleasant Company for cash proceeds net of transaction costs, tax prorations and escrowed funds of $6.6 million which was used to reduce debt. The Company may continue to occupy the facility subject to a lease under which the Company must vacate the facility by June 1, 1997, except for its retail store and attached support area for which it has five one-year lease renewal options. As the facility had previously been written down to net realizable value as an asset held for sale as part of the exit from catalog costs, no gain or loss was recorded on this sale.

On July 25, 1996, the Company sold the assets of its three Minnesota stores (Duluth, Maple Grove and St. Cloud) and two stores in western Wisconsin (Eau Claire and LaCrosse) to Holiday Stationstores, Inc. ("Holiday") for cash proceeds net of transaction costs of $16.0 million which was used to reduce debt. The sale included the purchase of inventory, store fixtures and leasehold improvements, along with the assumption of certain existing leases for the facilities and other liabilities. The net book value of assets sold net of liabilities assumed was $12.2 million resulting in a pre-tax gain of $3.8 million. In addition, Holiday offered employment to all of the Company's existing employees in the above stores. Holiday will continue to have the right to operate under the Gander Mountain name until January 31, 1997. Also included in the above transaction was a $0.5 million long-term loan to the Company from Holiday due on July 25, 2000 at 6.0 percent interest due at loan maturity.

Included in the unaudited consolidated statements of operations are the following amounts for the five stores sold to Holiday (in thousands):

                                                               13 Weeks Ended
                                               ------------------------------------------------
                                                     September 28,              September 30,
                                                         1996                       1995
                                                  ----------------           -----------------
                Net sales                              $ 1,667                    $ 8,213
                Cost of goods sold                       1,188                      5,735
                                                       -------                    -------
                Gross profit                           $   479                    $ 2,478
                                                       =======                    =======
                Direct store expenses included
                  in operating expense                 $   613                    $ 1,799
                                                       =======                    =======

In addition the level of inventories associated with the above five stores, as of September 30, 1995 was $10.0 million.

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SPECIAL CHARGE

In fiscal 1996, the Company recorded a net $3.6 million special charge related to a large scale inventory liquidation plan to reduce inventory which was discontinued from the standard merchandise mix and primarily out of season as well as slower moving and aged inventory from the catalog division. The components of this special charge were as follows (in millions):

                                             Inventory                                        Net
                                            Value at Cost             Charge                 Inventory
                                            -------------             ------                 ---------
       Retail Inventory                        $   8.5                $   2.5                 $   6.0
       Catalog Inventory                           3.8                    1.1                     2.7
                                                ------                 ------                  ------
          Total                                   12.3                    3.6                     8.7
       Reduction thru June 29, 1996              (11.5)                  (3.1)                   (8.4)
                                                ------                 ------                  ------
          Balance at June 29, 1996             $   0.8                $   0.5                 $   0.3
       Reduction in the first quarter             (0.8)                  (0.5)                   (0.3)
                                                ------                 ------                  ------
          Balance at September 28, 1996            -                      -                       -
                                                ======                 ======                  ======


In fiscal 1995, the Company recorded an $11.5 million special charge comprised of $5.0 million for the Company's abandonment of certain internally developed software, $4.5 million for the write-down of certain aged inventory and $2.0 million for other catalog charges. The table below summarizes the activity associated with these charges during the current interim period (in millions):

                                               Reserve at                              Reserve at
                                               June 29, 1996      Utilized          September 28, 1996
                                               -------------      --------          ------------------
                 Other catalog charges:
                     Severance costs               $ 0.6              -                  $   0.6
                     EZ Pay program                  0.3           $ (0.1)                   0.2
                     Other                           0.1              -                      0.1
                                                    ----            -----                 ------
                          Total                    $ 1.0           $ (0.1)               $   0.9
                                                    ====            =====                 ======

                             GANDER MOUNTAIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - BORROWING ARRANGEMENTS

On August 12, 1996, the Company entered into a Debtor-In-Possession Revolving Credit Agreement, as amended, with CIT Group/Business Credit, Inc. (the "Lender") which was approved by the Bankruptcy Court on September 6, 1996. The Debtor-In-Possession Revolving Credit Agreement paid- off the previous revolving line of credit with the Banks. The Debtor-In-Possession Revolving Credit Agreement provides for extensions of revolving credit loans and letters of credit, limited to a percentage of eligible inventory and receivables less certain reserves for gift certificates and other fees, up to a maximum of $25.0 million through the earlier of the effective date of a confirmed plan of reorganization or the August 8, 1999 termination date. The Debtor-In-Possession Revolving Credit Agreement provides for a security interest in substantially all of the Company's assets and is guaranteed by GRS and GMO. Interest is 1.5 percent over the Prime Rate and unused line fees accrue at 0.375 percent per annum, both payable monthly. Payment of dividends is prohibited under the Debtor-In-Possession Revolving Credit Agreement and the Company is restricted to $1.0 million in capital expenditures in any fiscal year. The Debtor-In-Possession Revolving Credit Agreement provides certain restrictive covenants for which management believes that it has adequate flexibility and that such covenants should not impose undue restrictions on the operations of the Company during its Chapter 11 proceedings. The Company is currently in compliance with the terms of the Debtor-In-Possession Revolving Credit Agreement and had approximately $7.5 million borrowing availability at September 28, 1996.


NOTE 6 - EARNINGS PER SHARE

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


                                                                       Thirteen Weeks Ended
                                                             ---------------------------------------
                                                               September 28,            September 30,
                                                                  1996                     1995
                                                             --------------           --------------
           Average number of common shares:
           Primary                                                 3,261                    3,241
                                                                 =======                  =======
           Fully diluted                                           4,716                    3,241
                                                                 =======                  =======

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

                             RESULTS OF OPERATIONS

Total Company net sales decreased $73.4 million to $22.9 million for the thirteen weeks ended September 28, 1996 from $96.3 million for the thirteen weeks ended September 30, 1995. As a result of the exit from the catalog business as discussed above, catalog net sales decreased to $0.6 million compared to $59.5 million during the prior year quarter.

Retail net sales decreased 39.5 percent to $22.3 million compared to $36.8 million reported in the first quarter of fiscal year 1996. The decrease in sales resulted from the sale of five retail stores discussed above and a decrease in comparable store sales. On a comparable basis, Gander Mountain's retail stores in business more than one year had sales decreases of 28.8 versus a decrease of 1.2 percent in the first quarter of fiscal year 1996. The decrease is attributable to poor in-stock positions due to the Company's inability to purchase inventory on open account which resulted in decreased customer transactions and lower average ticket purchases.

                             GANDER MOUNTAIN, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS


During the quarter, gross profit decreased $22.5 million or 77.8 percent under the same period last year. The gross margin decrease is attributable to the lower sales volume and lower gross margins. Catalog gross margin decreased $18.1 million to zero due to the exit from the catalog business. Retail's gross margin decreased $4.4 million to $6.4 million. The Company's gross profit margin as a percent of sales for the first quarter of 1996 was 28.0 percent compared to 30.0 percent for the same period last year. Catalog gross profit margins decreased from 30.4 percent of sales in the first quarter of fiscal year 1996 to 0.0 percent in fiscal year 1997 and retail gross profit margins decreased from 29.3 percent in the first quarter of fiscal year 1996 to
28.7 percent in fiscal year 1997. The decline in gross profit margins was due primarily to a sales mix weighted towards lower-margined consumable products due to out-of-stock conditions on many products.

Operating expenses for the quarter were $7.8 million or $21.0 million less than in the first quarter of fiscal year 1996. As a percentage of net sales, operating costs increased from 29.9 percent to 34.1 percent reflecting negative fixed cost leverage on reduced sales levels and higher general and administrative expenses.

Interest expense decreased $1.4 million to $0.3 million due to reduced short-term borrowings on the Company's line of credit.

Other income increased $3.3 million to $3.2 million due to a $3.8 million gain on the sale of five stores as discussed above, offset by $0.6 million for expenses incurred in relation to the Company's bankruptcy filing.

Net income for the thirteen weeks ended September 28, 1996 was $1.5 million compared to net loss of $1.1 million reported in the first quarter of fiscal year 1996. The primary and fully diluted income per share of 37 and 31 cents per share, respectively, compares to a loss of 43 cents per share reported in the prior year quarter.

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

During the first quarter of fiscal 1997, the Company's operating activities used $0.1 million of cash compared to $3.6 million for the first quarter of fiscal 1996. The decrease is primarily the result of a reduction in inventory and accounts receivable levels.

The Company's accounts receivable decreased $0.8 million from June 29, 1996 to $0.9 million at September 28, 1996 due to the discontinuance of the deferred payment plan offered by the catalog business.

The Company's inventories decreased $12.4 million from June 29, 1996 to $25.0 million at September 28, 1996 primarily due to the sale of the five retail stores.

The Company's accounts payable increased $0.7 million from June 29, 1996 to $25.0 million at September 28, 1996 due to increased purchases on terms.

During the first quarter of fiscal 1997, the Company's investing activities provided $22.7 million as a result of the Company selling five of its retail stores and its facility in Wilmot, WI. The Company's financing activities used $22.9 million primarily the result of repayments of short-term borrowings.


                                  SEASONALITY

The Company's business is seasonal with greater revenues historically being generated during the first half of the fiscal year. As a result, revenues for the three month period ending September 28, 1996 should not be considered to be indicative of results to be reported for the balance of the fiscal year.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Not applicable to the Company at September 28, 1996

ITEM 2.  CHANGES IN SECURITIES

     Not applicable to the Company at September 28, 1996

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable to the Company at September 28, 1996

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable to the Company at September 28, 1996

ITEM 5.  OTHER INFORMATION

     Not applicable to the Company at September 28, 1996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Not applicable to the Company at September 28, 1996

    (b) Form 8-K

        Not applicable to the Company at September 28, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Gander Mountain, Inc.



Date:  November 12, 1996                     By:     /s/ Kenneth C. Bloom
                                                     ---------------------------
                                                     Executive Vice President
                                                     and Chief Financial Officer